Form 10-K
period 2000-03-31
BLAZE SOFTWARE INC
filed 2000-06-29
CIK 1103088

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended March 31, 2000

                                      OR

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from               to
                 .

                       Commission file number: 000-29817

                             Blaze Software, Inc.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0081248
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification Number)

                             150 Almaden Boulevard
                          San Jose, California 95113
         (Address of principal executive offices, including zip code)

                                (408) 275-6900
             (Registrant's Telephone Number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act: None

   Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                               $.0001 par value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of $8.50 of the Common Stock on May 31, 2000, as reported on the Nasdaq National Market, was $80,489,178. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2000, the Registrant had 22,624,834 shares of Common Stock, $.0001 par value, issued and outstanding.

                      Documents Incorporated by Reference

  Portions of the Registrant's Definitive Proxy Statement filed with the SEC pursuant to Regulation 14A in connection with the Special Meeting of Shareholders are incorporated herein by reference into Part III of this Report.

  Certain Exhibits filed with the Registrant's Registration Statement on Form S-1, No. 333-94549, Form S-8, No. 333-40366 and Current Report on Form 8-K, filed with the SEC on June 21, 2000 are incorporated by reference into Part IV of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              BLAZE SOFTWARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

 PART I...................................................................   1

    ITEM 1.  BUSINESS....................................................    1

    ITEM 2.  PROPERTIES..................................................   10

    ITEM 3.  LEGAL PROCEEDINGS...........................................   10

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10

 PART II..................................................................  12

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................   12

    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA........................   13

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................   14

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   32

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................   57

 PART III.................................................................  58

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   58

    ITEM 11. EXECUTIVE COMPENSATION......................................   58

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................   58

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   58

 PART IV..................................................................  59

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K....................................................   59

 EXHIBIT INDEX............................................................  60

 SIGNATURES ..............................................................  61

 POWER OF ATTORNEY .......................................................  62

                                    PART I

ITEM 1. BUSINESS

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among others, statements concerning our future operations, financial condition and prospects, and our business strategies. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Forward-looking statements in this report include but are not limited to statements regarding the proposed merger with Brokat Infosystems AG, e-commerce market, Internet commerce application software market, sales and marketing plans and expenses, competition, intellectual property, legal proceedings, dividends, deployment product revenues, operating expenses, net losses, stock-based compensation, research and development expenses, general and administrative expenses, income taxes, liquidity requirements, year-2000 compliance, revenues and international operations. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from historical results or currently anticipated results. Investors should carefully review the information contained under the captions "Risks Related to the Merger Agreement, Completion of the Merger and the Consequences of the Merger" and "Factors That May Effect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in, or incorporated by reference into, this report.

  This report also contains market data and estimated projections related to Internet-based commerce and Internet commerce application software. This market information has been published and made generally available by International Data Corporation, a market research firm. This market data is based on analyses of key trends and surveys of vendors in the profiled market space. Current estimates and forecasts of global market size have a significant potential for inaccuracy caused by nonrepresentative vendor selection, misrepresentation of sales performance, changes in global economic conditions, and unforeseen technological advances or customer preferences. These markets may not grow at the rates projected by these data. The failure of these markets to grow at these projected rates may harm our business and the market price of our common stock.

  In this report, "Blaze Software," "the Company," "we," "us" and "our" refer to Blaze Software, Inc. and unless the context requires otherwise, its subsidiaries.

Overview

  We are a leading provider of software that enables companies to provide their customers, employees, partners and suppliers with adaptable and personalized interactions that are consistent across all company communication channels including the Internet, automated telephone response systems, manned customer service centers, automated self-service electronic kiosks and others. Our Blaze Advisor Solutions Suite enables companies to translate their business rules into a format that can be used by business applications. A company's business applications can draw upon the business rules encoded in our software to individually tailor interactions with customers, employees, partners and suppliers based on market conditions, business practices and user preferences and profiles. Blaze Advisor also enables companies to communicate their unique way of doing business through these interactions, thereby differentiating themselves from their competitors and providing incentives for customers to use their products and services. Blaze Advisor allows business persons to modify the business rules included in our software quickly and easily, enabling companies to respond quickly to changes in market conditions, business practices and user preferences. We also provide consulting and professional services to help customers plan, develop and implement personalization solutions using our software.

  We maintain operations worldwide to sell and support our products through a direct sales force and third-party system integrators. We have sold our products to customers in the technology, financial, insurance, manufacturing, telecommunications, and healthcare industries and our software is embedded in many leading e-business software applications.

Recent Developments

  On June 20, 2000, Brokat Infosystems AG and Blaze Software announced that the companies had entered into a definitive agreement for Brokat to acquire Blaze Software in a stock-for-stock merger, subject to the approval of Blaze Software stockholders, regulatory agencies and other customary closing conditions. Under the terms of the agreement, Blaze Software stockholders will receive an American Depositary Share equivalent of 0.1826 of a Brokat ordinary share in exchange for each share of Blaze Software common stock. Based on Brokat's closing price on June 19, 2000, the acquisition is valued at approximately $560 million. The merger is intended to be accounted for as a purchase, tax-free to Blaze Software stockholders, and is expected to close in September 2000.

Industry Background

  The Internet has emerged as a new and highly efficient medium for companies to conduct commercial transactions. International Data Corporation, a market research firm, has estimated that worldwide sales of goods and services over the Internet, known as "e-commerce," will grow from $111 billion in 1999 to $1.3 trillion by 2003. Given the current size and continued growth of e-commerce, many organizations are implementing Internet-based and electronic business initiatives in order to extend and automate traditional business processes and compete more effectively. These initiatives, commonly referred to as "e-business," allow companies to transact sales, manage customer service, and interact and communicate with customers, employees, partners and suppliers using the Internet and other electronic means. The rapid growth of the Internet has made e-business an important and fast-growing business channel for many companies. Companies have therefore begun to invest significantly in infrastructure software to support their growing e-business initiatives. IDC has estimated that worldwide license revenues from Internet commerce application software, which includes software for both business-to-business and business-to-consumer applications, will grow from $1.7 billion in 1999 to $13.1 billion in 2003.

  The rapid growth of e-commerce has intensified competition among companies as business customers and consumers now have access to more vendors as well as the ability to change vendors easily. To remain competitive, companies are implementing e-business initiatives to enable them to interact with their customers, employees, partners and suppliers using both traditional and e-business communication channels, including the Internet. As the number of e-business interactions increases, we believe that companies seek methods to convert more Web site visitors into customers, to improve customer retention and to effectively take customers through complex selling processes using automated channels. We also believe that companies seek to use every interaction as an opportunity to apply their best marketing practices to customer interactions and to cross-sell complementary products, to up-sell higher-end products and to increase revenues, customer satisfaction and loyalty. Companies seek to ensure that they provide the same level of personal service online as is provided in person, and to provide this consistent level of service 24 hours a day, 7 days a week to satisfy customers who are increasingly demanding automated services.

  Furthermore, as companies interact with customers, employees, partners and suppliers through both traditional and electronic communication channels, they gain valuable experiences and information from these interactions. We believe that companies need a means of ensuring that institutional knowledge gained from interactions across all of these communication channels, including the Internet, will be absorbed and communicated company-wide so that the entire enterprise can apply such knowledge to future interactions. This allows companies to leverage their understanding of their customers by customizing products and services based on individual preferences and characteristics. We believe that companies also seek a means of ensuring that their personality and style, which differentiate them from their competitors, are effectively communicated regardless of the communication method. Finally, as companies modify their business practices in response to changing market conditions, they seek to rapidly incorporate these changes and ensure that they are applied consistently across all communication channels.

  Because electronic communication channels such as the Internet enable a high-volume of transactions to be completed automatically and without human interaction, companies have found that the traditional means of applying the policies, practices and procedures that define their methods of doing business across the company are not effective. Because these policies, practices and procedures constitute the rules by which a company conducts its business and embody the company's best marketing practices and collective knowledge of customer characteristics and preferences, they are commonly referred to as a company's business rules. While many companies have established means of applying their business rules using traditional person-to-person operations and means of communication, they are seeking ways to consistently apply these business rules to both traditional and e-business interactions in order to maximize the value of each customer interaction and to differentiate themselves from their competitors.

  While companies have recognized the need to accomplish these objectives, the solutions available have had various limitations. The most basic attempts to personalize customer experiences consist of storing a user's name and gender so that on subsequent visits they can greet the user in a superficially personal manner. Another attempt, known as collaborative filtering, compares each user's requests to statistics on others who have requested similar services and attempts to treat them in the same way as close matches. This automatic grouping does not allow business policies to react to the needs of the individual. Some software vendors have introduced prepackaged e-commerce applications that require companies to set their policies and to present information in a rigid format defined by the software package. Attempts to introduce unique or nonconforming business rules require extensive computer programming and cannot be adjusted easily and quickly in response to changing business needs. Moreover, most approaches to personalizing the interaction between users and electronic systems have concentrated solely on the Web as a communication channel. Rules that have been developed and implemented for Web interaction with such approaches cannot be extended for use by systems that control behavior of automated telephone response systems, manned support centers, electronic kiosks or other communication channels.

  We believe that companies increasingly need software solutions to help them capitalize on their interactions with customers, employees, partners and suppliers, maintain their corporate personality and style and distinguish themselves from their competitors while conducting an increasing number of transactions over a wide variety of communication channels.

The Blaze Solution

  We are a leading provider of software that enables companies to provide their customers, employees, partners and suppliers with adaptable and personalized interactions that are consistent across all company communications channels, including the Internet, automated telephone response systems, manned customer service centers, automated self-service electronic kiosks and others. Our Blaze Advisor Solutions Suite allows companies to implement their policies, practices and procedures in e-business applications, enabling them to provide individualized interactions across these communication channels. Computer programs can draw upon the rules encoded in our software to determine the display of information and interaction with a user of a Web site, telephone response system, automated self-service electronic kiosk, manned customer service center, or other communication channel. Typical rules reflecting a business's policies, practices and procedures may include setting special pricing discounts for certain types of customers, checking for regulatory compliance before allowing a transaction to complete, or offering different promotional items to each user. Because these policies constitute a set of rules under which the company has decided its business should be conducted, they are commonly referred to as business rules. Offering individualized interactions is a technique used to promote greater customer conversion and retention, decreased costs and increased sales. By using a company's own business rules as its foundation, Blaze Advisor also enables a company to express its corporate personality and style consistently through each interaction and across all of a company's communication channels, including the Internet and other e-business channels. Finally, Blaze Advisor allows business persons to modify business rules quickly and easily. This ease of modification allows companies to respond quickly to dynamic market conditions, business practices and user preferences. We also provide consulting and professional services to help customers plan, develop and implement e-business personalization solutions using our software.

  Key benefits of our solution include:

  . True One-to-One Interaction. Blaze Advisor allows companies to provide the individualized responses necessary to maximize benefits from customer interactions and to better attract and retain customers. One-to-one interaction is accomplished through rich interactive dialogues, individually targeted recommendations, responses designed to meet customer goals and needs and preference-driven cross-selling and up-selling.

  . Adaptability. Blaze Advisor allows companies to quickly change business rules while an e-business application is running, enabling companies to respond to market conditions while providing continuous service. Business persons without complex computer programming skills can modify an e-business application's underlying business rules without involvement by information technology professionals or alterations to the application.

  . Company Differentiation. Blaze Advisor's flexibility allows companies to express their corporate styles, practices, and personalities by incorporating their business rules in e-business applications. In this way, a company's identity can be communicated to customers through Web sites, automated telephone response systems, manned customer service centers, electronic kiosks, and other communication channels, allowing companies to differentiate themselves from their competitors.

  . Enterprise Consistency. Blaze Advisor allows companies to consistently present their corporate personality and style and apply their business rules from transaction to transaction. A single set of business rules can be accessed through Web sites, manned customer service centers, voice-response systems, sales persons, and other customer contact points to provide consistent customer interaction across an organization.

  . High Performance and Scalability. Blaze Advisor is designed to efficiently process increasingly complex and numerous business rules in support of expanding e-business applications. Blaze Advisor can be deployed on sophisticated computer architectures to provide high throughput with heavy transaction volumes.

  . Faster Time to Market. Blaze Advisor allows companies to implement rules-based personalization systems quickly. We also enable software vendors to incorporate our personalization technology in their e-commerce application software without investing significant time and expense developing their own solutions.

Blaze Products

  Blaze Advisor Solutions Suite. The Blaze Advisor Solutions Suite allows a company's policies, practices, and procedures for conducting business to be expressed in an intuitive language specifically designed to formalize these rules in business terms. It contains a graphical development environment to allow companies to build e-business personalization solutions with our software. The Blaze Advisor Solutions Suite is designed to increase speed and ease of development in enterprise-scale e-business applications. Putting formalized policies into production use is facilitated by a powerful processing component and runtime software that puts policy changes into effect without interrupting business operations. Blaze Advisor stores business rules apart from other programming instructions so companies can use the rules in multiple business applications and communications channels. Blaze Advisor can be deployed at our customers' locations or hosted by third parties, such as application service providers.

  The Blaze Advisor Solutions Suite consists of four products.

  . Blaze Advisor Builder is a visual development environment for defining, editing and testing business rules. Blaze Advisor Builder allows business persons to write and modify rules in an intuitive business rule language and to make use of graphical design and review tools to clearly model business processes and components. Fill-in-the-blank forms and choice lists are designed to simplify and speed the creation of standard business rule elements. Blaze Advisor Builder is offered in English, Chinese,

     French, German, Italian, Japanese, Korean, Portuguese, and Spanish versions to facilitate application creation in worldwide markets.

  . Blaze Advisor Rule Engine is the runtime environment for monitoring, executing and optimizing the performance of rules created with Blaze Advisor Builder. Blaze Advisor Rule Engine allows flexibility in choosing what computers to run a system on, with rule processing performed on a workstation server or mainframe. Blaze Advisor Rule Engine is designed to intelligently determine rules that need to be examined under any set of circumstances and to execute them in an efficient manner. Programming interfaces allow integration of Blaze Advisor Rule Engine with custom-built, data architectures or with third-party products.

  . Blaze Advisor Rule Server provides ready-to-use support for deploying personalized e-business applications powered by Blaze Advisor Builder and processed by the Blaze Advisor Rule Engine. Blaze Advisor Rule Server addresses the complex production issues involved in providing services to many users at the same time in high availability e-business applications. It offers simple interfaces to common means of transferring data, automatically manages the replacement and updating of business rules, and allows systems personnel to control the most efficient use of computing resources.

  . Blaze Advisor Innovator was released in June 2000, after the period covered by this report. Blaze Advisor Innovator further simplifies the creation and modification of business rules by non-technical business persons. It allows business managers to bypass the Blaze Advisor Builder development environment by accessing company-defined forms through any common Web browser. Business rules can be presented in a customizable format, allowing users to inspect, change, add or delete criteria that affect the interactive customer experience.

  Blaze Expert. Blaze Expert is the predecessor to Blaze Advisor. It offers business rules definition, modification and processing in C and C++ applications running on Windows or Unix platforms.

Professional Services

  Our professional services organization plays an integral role in implementing our software for our customers as well as supporting and training our customers. Our worldwide professional services organization is focused on ensuring the successful implementation and support of each customer. We have invested significantly in the deployment strategy, services and support required to implement our technology. As of March 31, 2000, our professional services organization in North America consisted of 47 employees. Our professional services offerings include:

  Training. Blaze Software courses, developed and taught by our education services personnel, offer hands-on, role-based training. We provide courses specifically designed for business analysts, beginning and advanced developers, business rule writers and system architects. The primary goal of these courses is to accelerate a customer's learning process, so they can become proficient as quickly as possible. We offer courses at our offices as well as customer locations. We are also able to customize training courses for customers with unique educational requirements.

  Service and Support. Our customers have direct access to us for technical support. We provide direct-to-the-engineer telephone support to ensure rapid response. Our support organization delivers the responsive service required by business managers, information technology professionals, system integration partners and independent software vendors to support mission-critical systems. We offer problem resolution services via telephone, email, fax and the Internet. Our technical support Web site, the Blaze Online Support System, offers information on specific technical issues, interactive searches for relevant cases, status updates on open technical support inquiries, product documentation and release notes, tutorials and product use examples, and other materials of use to our customers.

  Consulting Services. Our professional services include system architecture and design, business rule design, business rule writing, software integration and project planning and management. Our professional services are focused on providing our customers and partners with the skills and experience necessary to take a project from planning and development to implementation and support. Our professional services group has developed substantial experience in the development and integration of business rule technology. Customers benefit from the practical development and implementation skills that we have derived from working on a wide range of applications across many industry segments. Working closely with customers, our product specialists analyze business problems and user requirements and transform business policies into executable business rules in Blaze Advisor or Blaze Expert rule syntax. We generally charge for our professional services on a time and materials basis and provide them worldwide through our offices in the United States, Europe and Japan. Consulting engagements vary in length according to customer requirements.

Customers

  Our customers are primarily large corporations and independent software vendors. We also sell products to system integrators including Unisys Corporation, Ephorma AS, EDS, Andersen Consulting, PathTech Software Solutions and IBM. We have sold our products to customers in the technology, financial, insurance, manufacturing, telecommunications, and healthcare industries and our software is embedded in many leading e-business software applications. These software applications include TrueComp from Callidus Software, Customer Interaction System from Blue Martini Software, ActiveWorks from Active Software, ChannelEdge from freefire.com, ZEOLogix Internet Enterprise Applications from Buzzeo and WebSphere Commerce Suite from IBM.

  Unisys Corporation accounted for 23% of total revenues in fiscal 2000 and 19% of total revenues in fiscal 1999. This was for products and services used in support of its design and development work in connection with the deployment at Norwest Financial Information Services.

Blaze Technology and Architecture

  The product components included in the Blaze Advisor Solutions Suite incorporate business rules technology developed by us over several years. Core business rules authoring and processing technologies are based on research and development conducted for our Blaze Expert product. These technological solutions are the foundation of Blaze Advisor. Key technological and architectural attributes of Blaze Advisor are:

  Business Rule Design. Users can express business rules in a proprietary structured rule language that makes use of common English words. Our customers can use a wide range of business condition expressions, such as relative comparison, set membership, set counts, dates, or currency calculations. Attributes of these business objects can be expressed in English such as "the level of Inventory" or in shorthand "Inventory.level" notation. A drag-and-drop visual design tool is used to create and modify basic business logic flows during the rule project design phase. One business rule can apply to input from Web forms, database, or remote legacy systems.

  Integration with Existing Systems. Blaze Advisor business rules operate with existing data and objects in the customer's business environment. These objects may come from database rows, Java objects, Messaging systems, COM, or Component Object Model, CORBA, or Common Object Request Broker Architecture, XML, or Extensible Markup Language, or other custom model definitions. Blaze Advisor Builder includes object import wizards to retrieve and establish linkages to external business objects and databases. The Blaze Advisor Rule Server includes published and documented Application Programming Interface functions that allow operations to be controlled from Java applications or as part of common application server platform operations including EJB, or Enterprise Java Beans, Java, COM, CORBA, Messaging, Servlets and Java Server Pages, and C++ through JNI, or Java Native Interface.

  The Blaze Advisor Rule Engine and Rule Server operate in pure Java, giving them the ability to be run on any hardware and operating system incorporating a Sun-compatible Java Virtual Machine. Operating systems such as Microsoft Windows NT, Sun Solaris, IBM AIX, IBM OS/390, IBM OS/400, Compaq Tru64,

Compaq NonStop-UX, Data General DG-UX, and Hewlett-Packard HP-UX are examples of typical environments on which our customers are developing and deploying server-based applications.

  Performance. Blaze Advisor indexes business rules into an optimized network to determine which rules apply to given objects. This gives the rule engine the ability to manage large numbers of complex rule conditions, noting when objects are changed and adding or removing rules from the execution list without explicit programming by the rule developer. Conditions appearing in multiple rules are unified and tested once, rather than multiple times. Objects and object combinations satisfying rule conditions are held in memory to reduce the number of tests performed when objects change. We have implemented a proprietary algorithm to provide additional performance gains. The Blaze Advisor Rule Engine is equally efficient with forward-chaining and backward-chaining scenarios. Blaze Advisor also uses rulesets to logically group rules associated with a particular business service. The Blaze Advisor Rule Engine does not examine rules and objects not pertaining to the ruleset being executed, leading to high performance efficiency.

  Scalability. Customers can achieve application scalability by deploying multiple Blaze Advisor Rule Servers on one or more computers. The application server platform is used to assign work to the appropriate Rule Server. This allows for customer-configurable load balancing, failover exception handling, and workload monitoring and assignment. Blaze Advisor Rule Server can service multiple clients simultaneously. The Blaze Advisor Rule Server can manage multiple business services, each with its own rule project. This allows static or dynamic load leveling between different aspects of the business.

  Uninterrupted Operation. Blaze Advisor Rule Server is used to deploy rule changes made in Blaze Advisor with no interruption to ongoing service. The Rule Server handles internal monitoring of Blaze Advisor activity and ensures that it continues unimpeded to its conclusion. The Rule Server manages client sessions currently underway and oversees those waiting for execution. Rules replacement is made automatically and users in process with a transaction are unaffected; the next person to interact with the system receives the benefit of the new rules.

Sales and Marketing

  We sell our products primarily through our direct sales force to corporate customers as well as to independent software vendors that incorporate our products into their offerings. We typically approach both business persons and information technology professionals with an integrated team from our sales and professional services organizations. Our sales cycles typically include a demonstration and physical evaluation of our product capabilities followed by one or more detailed technical reviews.

  As of March 31, 2000, our sales and marketing organization in North America consisted of 55 employees. Our sales offices are located in San Jose, California; Denver, Colorado; New York, New York; Charlotte, North Carolina; Dallas, Texas; Sidney, Australia; Toronto, Canada; Bracknell, England; Paris, France; Frankfurt, Germany; and Tokyo, Japan. We intend to expand the number of sales and service teams in major geographic markets in the United States.

  We use a variety of marketing programs to build market awareness of our company, our brand name and our products, as well as to attract potential customers. These programs include advertising, product and strategy updates with industry analysts, public relations activities, direct mail programs, seminars, trade shows, Web seminars and Web site marketing. We are currently developing co-marketing arrangements with independent software vendors and system integrators to expand market awareness and generate sales leads. We expect to conduct telemarketing and telesales in the future. Our marketing organization also supports sales to prospective customers by producing marketing materials such as brochures, data sheets, white papers, presentations and demonstrations.

Research and Development

  Our research and development organization is responsible for developing new software products, product architectures, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware platforms, and software platforms. In addition, this organization supports pre-sale and customer support activities. Our research and development organization incorporates the input of our professional services, technical support, and sales and marketing organizations to extend and enhance product features and functionality.

  As of March 31, 2000, our research and development organization in North America consisted of 40 employees, including software engineers, quality assurance engineers, and technical writers. Our total expenses for research and development on continuing operations were $5.1 million for fiscal 2000, $3.8 million for fiscal 1999 and $1.9 million for fiscal 1998.

Competition

  The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.

  We compete primarily with:

  .  in-house development efforts by potential customers or partners;

  . Web content developers engaged to develop custom software or to integrate other application software into custom solutions; and

  . vendors of application software directed at interactive commerce, interactive financial services and enterprise business-logic automation, such as Art Technology Group Inc., Computer Associates International, Inc., ILOG, Inc., Net Perceptions, Inc., Trilogy Software, Inc. and Versata Inc.

  Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging opportunities, technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Current and potential competitors may have more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers. Moreover, certain of our indirect and potential competitors, such as BroadVision, IBM, Oracle and SAP, may bundle their products in a manner that may discourage users from purchasing products offered by us. Furthermore, independent software vendors that incorporate our products into their offerings may be perceived by potential customers as offering alternatives to the use of our products on a stand-alone basis. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could seriously harm our ability to sell additional software, maintenance renewals, and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce the price of our products and services, any of which could harm our business.

  We compete on the basis of certain factors, including:

  .  quality, depth and breadth of functionality offered;

  .  ease of application development;

  .  time required for application development;

  .  adherence to industry standards;

  . reliability, scalability, maintainability, personalization and other features;

  .  quality of services and customer support; and

  .  price.

  We believe that we presently compete favorably with respect to each of these factors. However, the market for our products is still rapidly evolving and we may not be able to compete successfully against current and potential competitors.

Intellectual Property and Other Proprietary Rights

  Our future success depends in part on legal protection of our technology. To protect our technology, we rely on a combination of the following methods, among others:

  . technologies that limit installation and use of the software to authorized companies and individuals;

  .  license agreements;

  . employee and third-party nondisclosure agreements and confidentiality procedures;

  .  copyright laws;

  .  trade secret laws;

  .  patent laws; and

  .  trademark laws.

  Our end-user licenses are designed to prohibit unauthorized use, copying and disclosure of our software and technology. However, these provisions may be unenforceable under the laws of some jurisdictions and foreign countries. In addition, some of our licensed users may allow unauthorized users to install our software, and if we do not detect such use we could lose potential license fees. Unauthorized third parties may be able to copy some portions of our products or reverse engineer or obtain and use information and technology that we regard as proprietary. Third parties could also independently develop competing technology or design around our technology. If we are unable to successfully detect infringement and enforce our rights in our technology, we may lose competitive position in the market. We cannot assure you that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

  From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We believe that our products do not infringe the intellectual property rights of third parties. However, we cannot assure you that we will prevail in all intellectual property disputes. We have not conducted a search for existing patents and other intellectual property registrations, and we cannot assure you that our products do not infringe upon issued patents. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which would relate to our products.

  We indemnify some of our customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we or our customers may be required to obtain one or more licenses from third parties. We cannot assure you that such licenses could be obtained from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on our business.

  We have received one patent and have a variety of trademarks, and we have applied for additional trademark and patent protection. Blaze Software, Blaze Advisor, Blaze Advisor Solutions Suite, Blaze Advisor Builder, Blaze Advisor Rule Engine, Blaze Advisor Rule Server, Blaze Advisor Innovator, Blaze Expert, Blaze Presenter,

Beyond Personalization, Open Interface and the Blaze logo are our trademarks. Our pending trademark and patent applications may not be allowed. Our patents and trademarks may not provide us a competitive advantage. Competitors may successfully challenge the validity and scope of our patents and trademarks.

  Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.

Employees

  As of March 31, 2000, we employed 199 people. Thirty employees worked outside of North America. Of the full-time employees in North America, at that date, 27 were in general and administrative functions, 55 in sales and marketing, 47 in professional services, and 40 in research and development. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations.

  None of our employees are represented by a labor union and we have never experienced an employee-related work stoppage. Management considers its employee relations to be good.

ITEM 2. PROPERTIES

  Our headquarters are located in San Jose, California in leased office space of approximately 41,000 square feet. We also lease office space in Irvine, California; Denver, Colorado; New York, New York; Charlotte, North Carolina; Dallas, Texas; Sydney, Australia; Toronto, Canada; Bracknell, England; Paris, France; Frankfurt, Germany; and Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

  On January 6, 2000, a founder and former director of Blaze Software, notified the Company of claims that he may assert against Blaze Software. The founder and former director contends that his personal equity ownership of Blaze Software was diluted improperly in connection with our Series AA preferred stock financing that closed in June and September 1999. In particular, he contends that he was wrongfully denied the opportunity to purchase shares at a price of $0.54 per share in connection with the financing, and that the financing was otherwise unfair and benefited participating stockholders. If he had participated in the financing, he would have been able to purchase up to 1,710,949 shares. The Company believes that his assertions are without merit and intend to vigorously defend any claims that he may bring against Blaze Software. On March 17, 2000, the Company filed a complaint against the founder and former director in the United States District Court for the Northern District of California asking for declaratory relief regarding his allegations. However, should any litigation be decided adversely to the Company, Blaze Software may be required to pay substantial damages or issue additional shares to him. In addition, other stockholders that did not participate in the financing may assert similar claims against the Company. If the Company is required to issue additional shares to him or other stockholders, then-existing stockholders would experience dilution of their ownership and the Company would need to record an accounting charge in the statement of operations equal to the fair market value of the shares at the time of issuance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Our Annual Meeting of Shareholders was held on Wednesday, March 8, 2000 at 9:00 a.m., local time, at the offices of Wilson Sonsini Goodrich & Rosati located at 650 Page Mill Road, Palo Alto, California 94304. Those present at said meeting were in person or by proxy. Shareholders of record at the close of business on February 15, 2000, or the "Record Date," were entitled to notice of and to vote at the meeting. At that time we had two classes of stock outstanding: Common Stock and Preferred Stock, of which two series had been issued, designated Series AA Preferred Stock and Series BB Preferred Stock. As of the Record Date, 14,258,540 shares of Common Stock, 16,832,412 shares of Series AA Preferred Stock and 3,905,464 shares of Series BB Preferred

Stock were issued and outstanding. All holders of Common Stock and Preferred Stock vote together as a single class on all matters.

  The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

                                                       Votes for  Votes Withheld
                                                       ---------- --------------
   Elected to hold office:
     Thomas Kelly..................................... 27,139,428       --
     Charles Boesenberg............................... 27,139,428       --
     Mark J. DeNino................................... 27,139,428       --
     Ken Goldman...................................... 27,139,428       --
     William J. Harding............................... 27,139,428       --
     L. George Klaus.................................. 27,139,428       --

  The Directors of the Company continuing in office until the 2001 Annual Meeting are Mark J. DeNino and William J. Harding. The directors of the Company continuing in office until the 2002 Annual Meeting are Charles Boesenberg and Ken Goldman. The directors of the Company continuing in office until the 2003 Annual Meeting are Thomas Kelly and L. George Klaus.

  At the meeting, the proposal to approve a change in our state of incorporation from California to Delaware was approved, with the vote from each class of shareholders being reflected below:

                                         Votes for  Votes Withheld Votes Against
                                         ---------- -------------- -------------
   Common Stock.........................  8,628,287     10,500            0
   Preferred Stock...................... 18,527,615     10,500            0

  The proposal to approve the adoption of our 2000 Stock Option Plan and the reservation of 500,000 shares of Common Stock for issuance thereunder were approved with 27,166,402 affirmative votes. The proposal to approve the adoption of our 2000 Employee Stock Purchase Plan and the reservation of up to 1,500,000 shares of Company Common Stock for issuance thereunder were approved with 27,166,402 affirmative votes.

  The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended March 31, 2000 was approved with 27,166,402 affirmative votes. The proposal to approve the adoption of the reservation of an additional 2,500,000 shares of Common Stock for issuance under the 1996 Stock Option Plan was approved with 27,155,902 affirmative votes and 10,500 abstentions. The proposal to approve the adoption of a Certificate of Amendment to our Articles of Incorporation in order to effect a one-for-two reverse stock split of our outstanding shares of capital stock was approved by 27,148,790 affirmative votes, 7,112 negative votes cast and 10,500 abstentions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  a) Our common stock has been traded on the Nasdaq National Market under the symbol "BLZE" since our initial public offering on March 23, 2000. Prior to March 23, 2000, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year Ended March 31, 2000:
     Fourth Quarter.............................................. $31.13 $24.25

  On May 31, 2000, the last reported sales price of the Company's common stock on the Nasdaq National Market was $8.50 per share. As of May 31, 2000, there were 22,624,834 shares of Common Stock issued and outstanding held by 267 stockholders of record.

  We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

  b) The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-45949), relating to the Company's initial public offering of its common stock was March 23, 2000. There has been no change to the disclosure contained in the registration statement filed on Form S-1 regarding the use of proceeds generated by the Company's initial public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                           Years Ended March 31,
                                  --------------------------------------------
                                    2000     1999     1998     1997     1996
                                  --------  -------  -------  -------  -------
                                   (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Net revenues:
  Product licenses..............  $  8,486  $ 3,722  $ 3,559  $ 3,296  $   --
  Services and maintenance......     9,710    5,332      803      327      --
                                  --------  -------  -------  -------  -------
    Total revenues..............    18,196    9,054    4,362    3,623      --
                                  --------  -------  -------  -------  -------
Cost of revenues:
  Product licenses..............        67       40       74      180      --
  Services and maintenance......     6,808    2,892      512      463      --
                                  --------  -------  -------  -------  -------
    Total cost of revenues......     6,875    2,932      586      643      --
                                  --------  -------  -------  -------  -------
Gross profit....................    11,321    6,122    3,776    2,980      --
                                  --------  -------  -------  -------  -------
Operating expenses:
  Research and development......     5,079    3,843    1,938    1,370    1,138
  Sales and marketing...........    12,226    5,586    3,702    2,342    2,512
  General and administrative....     3,785    2,205    1,106      957    1,026
  Stock-based compensation......    16,400      --       --       --       --
                                  --------  -------  -------  -------  -------
    Total operating expenses....    37,490   11,634    6,746    4,669    4,676
                                  --------  -------  -------  -------  -------
Operating loss..................   (26,169)  (5,512)  (2,970)  (1,689)  (4,676)
                                  --------  -------  -------  -------  -------
Net loss from continuing
 operations.....................  $(26,424) $(5,848) $(3,631) $(2,723) $(5,748)
                                  ========  =======  =======  =======  =======
Basic and diluted loss per share
 from continuing operations.....  $  (6.68) $(19.15) $(37.37) $ (3.56) $ (2.56)
                                  ========  =======  =======  =======  =======
Number of shares used in
 calculation of basic and
 diluted loss per share.........     5,781      371      125      920    2,246
                                  ========  =======  =======  =======  =======

                                               March 31,
                              -----------------------------------------------
                                2000      1999      1998      1997     1996
                              --------  --------  --------  --------  -------
                                            (in thousands)
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments...... $ 69,293  $  2,129  $  6,591  $  2,258  $ 1,117
Working capital (deficit)....   63,018    (4,316)      628    (3,324)  (1,519)
Total assets.................   78,359     7,765    13,854    10,615   12,642
Capital lease obligations,
 net of current portion......      256        19        91       236      646
Accumulated deficit..........  (58,157)  (22,651)  (17,051)  (11,800)  (3,044)
Mandatory redeemable
 preferred stock.............      --     20,882    19,624     9,684    3,275
Total stockholders' equity
 (deficit)...................   65,769   (24,203)  (17,563)  (10,795)  (2,583)

The Company has never paid any cash dividends on its capital stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We are a leading provider of software that enables companies to provide customers, employees, partners and suppliers with adaptable and personalized interactions that are consistent across all company communication channels including the Internet, automated telephone response systems, manned customer service centers, electronic kiosks and others. Our Blaze Advisor Solutions Suite allows companies to implement their policies, practices and procedures, or business rules, in e-business applications, enabling them to provide individualized interactions across these communications channels. We also provide consulting and professional services to help customers plan, develop and implement e-business personalization solutions using our software.

  We were incorporated in California as Neuron Data, Inc. in 1985. We introduced our first software product in December 1986, a rules-based expert system development and execution tool known as Nexpert. We introduced Open Interface in 1991 to help customers design display forms and interactive behavior for presenting and accepting information in computer applications, known as user interfaces. Almost all of our product license revenues until fiscal 1997 consisted of sales of these two C-language products, which are now called Blaze Expert and Blaze Presenter. In June 1997, we released a new Java-based product for the development and execution of business rules, known as Blaze Advisor, which has become the core of the Blaze Advisor Solutions Suite.

  Customer demand for C/C++ cross-platform user interface development software has substantially diminished over the past two years as the use of Java and HTML has increased. Therefore, we significantly decreased research and development activities related to our products used for designing user interfaces. In December 1999, our board of directors decided to discontinue operations related to our user interface design products, which included Blaze Presenter. Operating results related to the discontinued operations have been excluded from our continuing operations and reported separately as discontinued operations.

  We have focused our engineering and marketing efforts on the Blaze Advisor Solutions Suite, first released in October 1999, which consists of Blaze Advisor Builder, Blaze Advisor Rule Engine, and Blaze Advisor Rule Server. In addition, in June 2000 we released Blaze Advisor Innovator and added it to the Blaze Advisor Solutions Suite.

  In August 1999 we changed our company name to Blaze Software, Inc. and reincorporated in the State of Delaware in March 2000. We also completed an initial public offering of 4,000,000 shares of common stock in March 2000, raising net proceeds of approximately $57 million. In April 2000, in connection with the initial public offering, the underwriters purchased an additional 600,000 shares of common stock resulting in additional net proceeds of approximately $9 million.

  We derive all of our revenues from continuing operations from the Blaze Advisor Solutions Suite and Blaze Expert. We sell products to corporate customers and to system integrators and distributors that install and provide support for our products. We also license our products to independent software vendors that incorporate our technology into their offerings. We sell products that comprise the Blaze Advisor Solutions Suite in various configurations. Pricing of our products is based on development and deployment rights. Blaze Advisor Builder is priced at a fixed amount for each licensed user. Blaze Advisor Rule Engine is priced on a sliding scale based on the total number of processors used to support the deployed application. Blaze Advisor Rule Server is priced as a percentage of the negotiated deployment fee for Blaze Advisor Rule Engine. Deployment product revenues typically exceed development product revenues for most customer sales. Pricing for independent software vendors is usually offered at a base price for unlimited use of the full Blaze Advisor Solutions Suite in developing a marketable product, plus a negotiated royalty fee calculated as a percentage of the developed application's sale price to the vendor's customers. We expect cumulative royalties over time to exceed the initial use fee for most independent software vendor sales.

  Product licenses revenues consist of license fees and royalty payments. We recognize software license revenues upon shipment of a product if collection of the resulting receivable is probable, an executed agreement or purchase order has been received, the fee is fixed or determinable and objective evidence of fair value exists to allocate revenue to any undelivered elements of the arrangement. If an acceptance period is provided, we recognize revenue upon the earlier of customer acceptance or the expiration of that period. For sales made through distributors, we recognize revenue upon shipment if an executed agreement or purchase order has been received, the fee is fixed and determinable, collection is deemed probable and the distributor has identified to us that a valid end-user for the product exists. In those instances where a distributor has not identified a valid end-user for the product, the revenue is deferred. Distributors have no right of return.

  Service and maintenance revenues consist primarily of professional services, maintenance, support and training fees for the associated products. We generally recognize revenues from maintenance contracts ratably over the term of the contract. We recognize consulting and services revenues as the training, implementation or consulting services are performed. If professional or maintenance services are included in an arrangement that involves a license agreement, amounts related to support or professional services are allocated based upon objective evidence of fair value which is based on the price when such elements are sold separately, or when not sold separately, the price established by management having the relevant authority to do so.

  We market our software and services primarily through our direct sales organizations in the United States, Australia, Canada, France, Germany, Japan, and the United Kingdom, and to a lesser extent through distributors, system integrators and independent software vendors. Our future success will depend, in part, on the successful development of international markets for our products. In order to increase sales, we need to expand our direct sales force by hiring additional salespersons, sales engineers and sales management personnel and establish and maintain relationships with distributors, system integrators, independent software vendors and other third parties.

  Our future success also depends on our continued investment in research and development and the continued expansion of our sales, marketing and professional services organization in order to build an infrastructure to support our long-term growth strategy. As a result of this investment in our infrastructure, we have incurred significant net losses in each fiscal year since fiscal 1996. We incurred net losses from continuing operations of $26.4 million in fiscal 2000, $5.8 million in fiscal 1999 and $3.6 million in fiscal 1998. We had an accumulated deficit of $58.2 million as of March 31, 2000. We expect to experience significant growth in our operating expenses for the foreseeable future in order to grow our business. As a result, we anticipate that operating expenses will constitute a significant use of our cash resources and that we will continue to generate net losses for the foreseeable future.

  In the year ended March 31, 2000, we recorded a stock-based compensation charge of $37.6 million in connection with the grant of stock options to employees. These charges are being amortized over the vesting period of the options, which is generally four years. Of the total stock-based compensation, $16.4 million was amortized in fiscal 2000, approximately $13.4 million will be amortized in fiscal 2001, approximately $5.5 million will be amortized in fiscal 2002 and approximately $2.1 million will be amortized in fiscal 2003.

  In June 1999 and September 1999 we raised $2.8 million in cash and cancelled indebtedness of $1.6 million in relation to the sale of Series AA preferred stock. In addition, in December 1999, we raised $13.9 million from the sale of Series BB preferred stock. For the year ended March 31, 2000, we incurred a one-time charge to additional paid in capital of approximately $11.7 million as a result of the beneficial conversion feature of the preferred stock.

  On June 20, 2000, Brokat Infosystems AG and Blaze Software announced that the companies had entered into a definitive agreement for Brokat to acquire Blaze Software in a stock-for-stock merger, subject to the approval of Blaze Software stockholders, regulatory agencies and other customary closing conditions. Under the terms of the agreement, Blaze Software stockholders will receive an American Depositary Share equivalent of 0.1826 of a Brokat ordinary share in exchange for each share of Blaze Software common stock. Based on Brokat's closing price on June 19, 2000, the acquisition is valued at approximately $560 million. The merger is intended to be accounted for as a purchase, tax free to Blaze Software stockholders, and is expected to close in September 2000.

Results of Operations

  The following table presents certain financial data as a percentage of total revenues for the periods indicated:

                                                      Years Ended March 31,
                                                     -----------------------
                                                      2000    1999     1998
                                                     ------   -----   ------
Consolidated Statement of Operations Data:
Net revenues:
  Product licenses..................................   46.6%   41.1%    81.6%
  Services and maintenance..........................   53.4    58.9     18.4
                                                     ------   -----   ------
    Total revenues..................................  100.0   100.0    100.0
                                                     ------   -----   ------
Cost of revenues:
  Product licenses..................................    0.4     0.4      1.7
  Services and maintenance..........................   37.4    31.9     11.7
                                                     ------   -----   ------
    Total cost of revenues..........................   37.8    32.3     13.4
                                                     ------   -----   ------
Gross profit........................................   62.2    67.7     86.6
                                                     ------   -----   ------
Operating expenses:
  Research and development..........................   27.9    42.4     44.4
  Sales and marketing...............................   67.2    61.7     84.9
  Selling, general and administrative...............   20.8    24.4     25.3
  Stock-based compensation..........................   90.1     --       --
                                                     ------   -----   ------
    Total operating expenses........................  206.0   128.5    154.6
                                                     ------   -----   ------
Operating loss...................................... (143.8)  (60.8)   (68.0)
Interest expense, net...............................   (0.5)   (2.8)   (13.6)
                                                     ------   -----   ------
Net loss from continuing operations before income
 taxes.............................................. (144.3)  (63.6)   (81.6)
Provision for income taxes..........................   (0.9)   (1.0)    (1.6)
                                                     ------   -----   ------
Net loss from continuing operations................. (145.2)  (64.6)   (83.2)
Income (loss) from discontinued user interface
 business...........................................   14.6     2.7    (49.8)
                                                     ------   -----   ------
Net loss............................................ (130.6)% (61.9)% (133.0)%
                                                     ------   -----   ------

Years Ended March 31, 2000 and 1999

 Total Revenues

  Total revenues increased $9.1 million, or 101%, to $18.2 million in fiscal 2000 from $9.1 million in fiscal 1999. This increase was due to an increase in the number and average size of sales of our products and services and maintenance generated. Total revenues from sales to customers outside the Americas were $ 3.1 million, or 17%, of total revenues in fiscal 2000 and $2.1 million, or 23%, of total revenues in fiscal 1999. Unisys Corporation accounted for 23% of total revenues in fiscal 2000 and 19% of total revenues in fiscal 1999. This was for products and services used in support of their design and development work in connection with the deployment at Norwest Financial Information Services.

  Product Licenses. Product licenses revenues increased $4.8 million, or 128%, to $8.5 million in fiscal 2000 from $3.7 million in fiscal 1999.

  Services and Maintenance. Services and maintenance revenues increased $4.4 million, or 82%, to $9.7 million in fiscal 2000, from $5.3 million in fiscal 1999.

 Cost of Revenues

  Product Licenses. Cost of product licenses consists of packaging, documentation and associated shipping costs. Cost of product licenses increased $27,000, or 68%, to $67,000 in fiscal 2000 from $40,000 in fiscal 1999. As a percentage of product licenses revenues, cost of product licenses were 1% in both fiscal 2000 and fiscal 1999.

  Services and Maintenance. Cost of services and maintenance consists of personnel and other costs related to professional services, training and technical support. Cost of services and maintenance increased $3.9 million, or 135%, to $6.8 million in fiscal 2000 from $2.9 million in fiscal 1999. As a percentage of services and maintenance revenues, cost of services and maintenance were 70% in fiscal 2000 and 54% in fiscal 1999. This increase in dollars and as a percentage of services and maintenance revenues was due to increased personnel costs as we shifted personnel from supporting the user interface business in order to meet customer requirements for our Blaze Advisor Solutions Suite. Cost of services and maintenance as a percentage of services and maintenance revenues may vary between periods due to our use of third-party professional services, and varying gross margins on customer engagements.

 Operating Expenses

  Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, project managers, and quality assurance personnel, payments to outside software developers, and general corporate overhead allocations for facilities and equipment used in the research and development process. Research and development expenses increased $1.2 million, or 32%, to $5.1 million in fiscal 2000 from $3.8 million in fiscal 1999. This increase was due to increased costs associated with third-party consultants and increased personnel costs associated with research and development for the Blaze Advisor Solutions Suite. Research and development expenses represented 28% of total revenues in fiscal 2000 and 42% of total revenues in fiscal 1999. We believe that a significant increase in our research and development expenses will be necessary to expand our market presence and to expand our technology and product leadership. Therefore, we expect that research and development expenses will increase in the future.

  Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and bonuses for sales, marketing and support personnel, and costs related to travel, trade shows, promotional expenses and general corporate overhead. Sales and marketing expenses increased $6.6 million, or 119%, to $12.2 million in fiscal 2000 from $5.6 million in fiscal 1999. This increase was due to increased sales and marketing efforts for Blaze Advisor Solutions Suite and a shift in personnel from supporting the user interface business to supporting Blaze Advisor and Blaze Expert. Sales and marketing expenses represented 67% of total revenues in fiscal 2000 and 62% of total revenues in fiscal 1999. We believe that a significant increase in our sales and marketing expenses will be necessary to expand our market presence. We intend to expand our direct sales force by hiring additional salespersons, sales engineers and sales management personnel. Therefore, we expect that sales and marketing expenses will increase significantly in the future.

  General and Administrative. General and administrative expenses consist of salaries and benefits for administrative officers and support personnel, travel expenses, legal, accounting and general corporate overhead expenses. General and administrative expenses increased $1.6 million, or 72%, to $3.8 million in fiscal 2000 from $2.2 million in fiscal 1999. This increase was due to increased infrastructure costs to support our expanding activities and additional rent on our new corporate headquarters. General and administrative expenses represented 21% of total revenues in fiscal 2000 and 24% of total revenues in fiscal 1999. We believe that our general and administrative expenses will continue to increase as a result of expenses associated with being a public company, including annual and other public reporting costs, increased directors and officers liability insurance, investor relations programs and accounting and legal fees.

 Net Interest Expense

  Net interest expense consists of interest expense incurred on our line of credit, bridge loans and capital leases, offset by interest income earned on our cash equivalents and short-term investments. Net interest expense decreased $147,000, or 59%, to $102,000 in fiscal 2000 from $249,000 in fiscal 1999. The decrease was the result of increased interest income on our cash investments subsequent to our initial public offering and the repayment of our bank borrowings.

 Provision for Income Taxes

  Provision for income taxes consists of foreign and de minimis domestic taxes paid. Provision for income taxes increased $66,000, or 76%, to $153,000 in fiscal 2000 from $87,000 in fiscal 1999. No provision for federal and state income taxes has been recorded because we have experienced significant net losses, which have resulted in deferred tax assets. In light of our recent history of operating losses, we have provided a full valuation allowance for all deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax asset will be realized.

 Income from Discontinued Operations, Net of Income Taxes

  Income from discontinued operations, net of income taxes, increased $2.4 million to $2.7 million in fiscal 2000 from $248,000 in fiscal 1999. This increase was due to a $4.1 million decrease in revenue to $5.0 million in fiscal 2000 from $9.1 million in fiscal 1999, offset by a $6.5 million decrease in expenses to $2.4 million in fiscal 2000 from $8.8 million in fiscal 1999.

Years Ended March 31, 1999 and 1998

 Total Revenues

  Total revenues increased $4.7 million, or 108%, to $9.1 million in fiscal 1999 from $4.4 million in fiscal 1998. Of this increase, 43% was due to increased requirements by Norwest Financial Information Services Group for on-site professional services and training and maintenance related to Blaze Expert. Total revenues from sales to customers outside the Americas were $2.1 million, or 23% of total revenues in fiscal 1999 and $871,000, or 20% of total revenues in fiscal 1998. Unisys Corporation accounted for 19% of total revenues for fiscal 1999 for products and services used in support of their design and development work in connection with the deployment at Norwest Financial Information Services Group. No customer accounted for more than 10% of total revenues in fiscal 1998.

  Product Licenses. Product licenses revenues increased $163,000, or 5%, to $3.7 million in fiscal 1999 from $3.6 million in fiscal 1998.

  Services and Maintenance. Services and maintenance revenues increased $4.5 million, or 560%, to $5.3 million in fiscal 1999 from $803,000 in fiscal 1998.

 Cost of Revenues

  Product Licenses. Cost of product licenses decreased $34,000, or 46%, to $40,000 in fiscal 1999 from $74,000 in fiscal 1998. As a percentage of product licenses revenues, cost of product licenses was 1% in fiscal 1999 and 2% in fiscal 1998.

  Services and Maintenance. Cost of services and maintenance increased $2.4 million, or 465%, to $2.9 million in fiscal 1999 from $512,000 in fiscal 1998. As a percentage of services and maintenance revenues, cost of services and maintenance was 54% in fiscal 1999 and 64% in fiscal 1998. This increase in cost of services and maintenance is consistent with the increase in services and maintenance revenues. Cost of services and maintenance revenues as a percentage of service and maintenance revenues may vary between periods due to our use of third-party professional services, and varying gross margins on customer engagements.

 Operating Expenses

  Research and Development. Research and development expenses increased $1.9 million, or 100%, to $3.8 million in fiscal 1999 from $1.9 million in fiscal 1998. This increase was due to increased personnel costs as we shifted research and development efforts to the Blaze Advisor Solutions Suite. Research and development expenses represented 42% of total revenues in fiscal 1999 and 44% of total revenues in fiscal 1998.

  Sales and Marketing. Sales and marketing expenses increased $1.9 million, or 51%, to $5.6 million in fiscal 1999 from $3.7 million in fiscal 1998. This increase was due to sales and marketing efforts for the Blaze Advisor Solutions Suite. Sales and marketing expenses represented 62% of total revenues in fiscal 1999 and 85% of total revenues in fiscal 1998.

  General and Administrative. General and administrative expenses increased $1.1 million, or 99%, to $2.2 million in fiscal 1999 from $1.1 million in fiscal 1998. This increase was due to increased headcount and related payroll costs, and higher legal and executive travel expenses. General and administrative expenses represented 24% of total revenues in fiscal 1999 and 25% of total revenues in fiscal 1998.

 Net Interest Expense

  Net interest expense decreased $344,000, or 58%, to $249,000 in fiscal 1999 from $593,000 in fiscal 1998. The decrease was the result of reduced debt balances on the Company's bank borrowings and capital lease obligations.

 Provision for Income Taxes

  Provision for income taxes increased $19,000, or 28%, to $87,000 for fiscal 1999 from $68,000 for fiscal 1998. No provision for federal and state income taxes has been recorded because we have experienced significant net losses, which have resulted in deferred tax assets. In light of our recent history of operating losses, we have provided a full valuation allowance for all deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax asset will be realized.

 Income (Loss) from Discontinued Operations, Net of Income Taxes

  Loss from discontinued operations, net of income taxes decreased $2.4 million to income of $248,000 in fiscal 1999 from loss of $2.2 million in fiscal 1998. This decrease was due to a $9.2 million decrease in revenue to $9.1 million in fiscal 1999 from $18.3 million in fiscal 1998, offset by an $11.7 million decrease in expenses to $8.8 million in fiscal 1999 from $20.5 million in fiscal 1998.

Liquidity and Capital Resources

  Since inception, we have financed our operations through private sales of preferred stock, internally generated funds, the use of our receivables based line of credit and an initial public offering completed in March 2000. As of March 31, 2000, we had $69.3 million of cash, cash equivalents and short-term investments.

  Net cash used in operating activities was $3.7 million in fiscal 2000, $4.3 million in fiscal 1999 and $5.1 million in fiscal 1998. Net cash used for operating activities was due to net losses, offset by the non-cash charges from the amortization of stock-based compensation.

  Net cash used in investing activities was $13.4 million in fiscal 2000, $779,000 in fiscal 1999 and $140,000 in fiscal 1998. Cash used in investing activities included purchases of property and equipment and, for fiscal 2000, the purchase of $12.0 million of short-term investments from the proceeds of the initial public offering.

  Net cash provided by financing activities was $72.1 million in fiscal 2000, $448,000 in fiscal 1999 and $9.6 million in fiscal 1998. Cash provided by financing activities during these periods was due to proceeds from the issuance of preferred and common stock, bridge loans with our existing investors and borrowings under our line of credit facility. In addition, in fiscal 2000 we received approximately $57.1 from the proceeds from our initial public offering.

  We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds to finance more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by such limitation.

Year 2000 Compliance

  We have tested our Blaze Advisor Solutions Suite and our prior products and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal accounting, management and product development systems as to their year 2000 readiness, and we have also tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, we have not experienced any year 2000 problems and we have not been informed of any material year 2000 problems by any of our customers or vendors.

  We believe that we have identified all of the major information systems used in connection with our internal operations and substantially completed all modification, upgrades or replacements to minimize the possibility of material disruption of our business from year 2000 problems. If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems or our products are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. Although we do not believe that the cost of these modifications and replacements, if any, will materially affect our operating results, we have no other contingency plan to address effects of year 2000 problems with our products and internal systems. The cost already incurred by us and our future cost related to year 2000 compliance is not material.

Risks Related to the Merger Agreement, Completion of the Merger and the Consequences of the Merger.

Brokat and Blaze Software may not realize any benefits from the merger.

  Achieving the benefits of the merger will depend in part on the integration of technology, operations and personnel. The integration of Brokat and Blaze Software will be a complex, time consuming and expensive process and may disrupt Brokat's business if not completed in a timely and efficient manner. In addition, Brokat has also agreed to acquire GemStone Systems, Inc. and will face similar problems integrating GemStone. The merger of Brokat and Blaze Software is not contingent on the merger of Brokat and GemStone. Among the challenges involved in the integration of Brokat and Blaze Software are demonstrating to customers and suppliers that the merger will not result in adverse changes in client service standards or business focus, persuading personnel that Brokat's and Blaze Software's business cultures are compatible, retaining key personnel and addressing any perceived adverse changes in business focus. Neither Brokat nor Blaze Software has experience in integrating operations on the scale represented by the merger, and it is not certain that Brokat and Blaze Software can be successfully integrated in a timely manner or at all or that any of the anticipated benefits of the merger will be realized. Failure to do so could seriously harm the business, financial condition and operating results of the combined company. All of these same risks apply to the merger of Brokat and GemStone, and the contemporaneous timing of that merger adds to the complexity and difficulty of successfully completing the merger of Brokat and Blaze Software.

Because the exchange ratio is fixed, decreases in Brokat's trading price will reduce the value of what Blaze Software shareholders receive in the merger.

  Upon completion of the merger, each share of Blaze Software common stock will be exchanged for an American Depository Share equivalent of 0.1826 of a Brokat ordinary share. There will be no adjustment for changes in the market price of Brokat ordinary shares, and Blaze Software is not permitted to withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of Brokat ordinary shares. Accordingly, the specific dollar value of Brokat ordinary shares that Blaze Software stockholders will receive upon completion of the merger will depend on the market value of Brokat ordinary shares at the time of completion of the merger.

If Brokat and Blaze Software do not integrate their technology quickly and effectively, the potential benefits of the merger may not be realized.

  Brokat intends to integrate Blaze Software's technology into its own software solutions as well as offer Blaze Software's solutions separately. Brokat and Blaze Software cannot assure you that they will be able to integrate their technology quickly and effectively. In order to obtain the benefits of the merger, Brokat must make Blaze Software's technology, products and services operate together with Brokat's technology, products and services. Brokat may be required to spend additional time or money on integration that would otherwise be spent on developing its business and services or other matters. If Brokat does not integrate the technology effectively or if management spends too much time on integration issues, it could harm the combined companies' business, financial condition and results of operations.

The merger may result in a loss of Blaze Software or Brokat employees.

  Blaze Software and Brokat might lose some of their respective key employees prior to or following the merger despite their respective efforts to hire and retain quality employees. Competition for qualified management, engineering and technical employees in the software industry is intense. Brokat and Blaze Software have different corporate cultures, and Blaze Software employees may not want to work for a larger, non-U.S.-based, publicly traded company instead of a smaller start-up company. In addition, competitors may recruit employees prior to the merger and during integration, as is common in high technology mergers. As a result, employees of Blaze Software or the combined company could leave with little or no prior notice. Brokat and Blaze Software cannot assure you that the combined company will be able to attract, retain and integrate employees following the merger.

The merger may result in a loss of customers.

  As a result of the merger or its announcement, some customers or potential customers may not continue to do business with Blaze Software. In such case, we may lose significant revenue that we might have otherwise received had the merger not been announced or occurred.

Merger related accounting charges will delay and reduce Brokat's profitability.

  The Blaze Software acquisition by Brokat is being accounted for by Brokat under the "purchase" method of accounting. Under the purchase method, the purchase price of Blaze Software will be allocated to the assets and liabilities acquired from Blaze Software. As a result, Brokat will incur accounting charges from the merger that will delay and reduce Brokat's profitability.

If the conditions to the merger are not met, the merger will not occur.

  Several conditions must be satisfied or waived to complete the merger, including but not limited to the approval of Blaze Software stockholders and regulatory approvals. These conditions are described in detail in the merger agreement. Brokat and Blaze Software cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and Brokat and Blaze Software each may lose some or all of the intended benefits of the merger. If the merger is not completed, Blaze Software will require substantial additional capital resources to continue its business, which resources may not be available on favorable terms, or at all.

There has been no prior market for the Brokat ADSs and we cannot assure you that the price of the Brokat ADSs will not decline after the closing of the merger.

  Brokat intends to apply for the quotation of American Depositary Shares representing its underlying ordinary shares on the Nasdaq National Market. There has not been a public market for the Brokat ADSs and an active market for the Brokat ADSs may not develop or be sustained after the closing of the merger. Further, the price of the Brokat ADSs may decline after the closing.

Factors That May Affect Future Results

We have a history of losses, we expect losses in the future and we may never become profitable.

  We incurred net losses of $23.8 million in fiscal 2000, $5.6 million in fiscal 1999 and $5.8 million in fiscal 1998. We had an accumulated deficit of $58.2 million as of March 31, 2000. We expect to continue to incur losses in the foreseeable future. These losses may be substantial, and we may never become profitable. We also expect to significantly increase our expenses, especially in sales and marketing and research and development. As a result, our operating results will be harmed if our revenues do not keep pace with the expected increase in our expenses or are not sufficient for us to achieve profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

Variations in quarterly operating results due to such factors as changes in demand for our products and services and changes in our mix of revenues may cause our stock price to decline.

  Our quarterly revenues, expenses and operating results have varied in the past and may vary significantly from quarter-to-quarter in the future. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis include:

  .  varying size, timing and contractual terms of orders for our products;

  . our ability to complete our implementation and service obligations related to product sales in a timely manner;

  . changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin consulting services revenues;

  . customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

  . changes in demand for our Blaze Advisor Solutions Suite software or for personalization software solutions generally;

  .  loss of significant customers;

  .  announcements or introductions of new products by our competitors;

  .  software defects and other product quality problems; and

  .  seasonal trends in sales of business software.

Our products have a long sales cycle that makes it difficult to plan our expenses and forecast our results.

  It typically takes us between two and six months to complete the majority of our sales, but it can take us up to one year or longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly. The period between our initial contact with a potential customer and their purchase of our products and services is relatively long due to several factors, including:

  .  the complex nature of our products;

  . our need to educate potential customers about the uses and benefits of our products;

  . the purchase of our products requires a significant investment of resources by a customer;

  .  our customers have budget cycles which affect the timing of purchases;

  . many of our customers require competitive evaluation and internal approval before purchasing our products; and

  . potential customers may delay purchases due to announcements or planned introductions of new products by us or our competitors.

  The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

We depend significantly on sales of the Blaze Advisor Solutions Suite, and a decrease in sales would harm our business.

  We currently derive all of our revenues from continuing operations from licenses of the Blaze Advisor Solutions Suite and Blaze Expert and related consulting and maintenance revenues. We anticipate that revenues related to the Blaze Advisor Solutions Suite will continue to comprise a substantial portion of our revenues for the foreseeable future. In addition, our dependence on revenues from the Blaze Advisor Solutions Suite will increase because we are decreasing our emphasis on selling Blaze Expert and are discontinuing operations associated with Blaze Presenter. Consequently, a decline in the price of the Blaze Advisor Solutions Suite, or its failure to achieve broad market acceptance, would harm our business.

If we fail to expand our direct sales capabilities, we may not be able to increase revenues.

  In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase our direct sales capabilities. If we fail to do so, this failure could harm our ability to increase revenues. We currently receive substantially all of our revenues from direct sales. Our products and services require a sophisticated sales effort targeted at senior management and information technology managers of our prospective customers. As of March 31, 2000, our direct sales organization in North America consisted of 46 employees. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. New hires may require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary.

New product introductions and pricing strategies by our competitors could adversely affect our ability to sell our products and could reduce our market share or result in pressure to price our products in a manner that reduces our margins.

  The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Competition could seriously harm our ability to sell additional software, maintenance renewals, and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce the price of products and services, any of which could harm our business. Competitors could offer new products with features or functionality that are equal to or better than our products. We may not have sufficient engineering staff, competitive awareness, management initiative, equipment, or time to modify our products to match our competitors. In this case, we could lose existing customers or new customers to competitors.

  Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging opportunities, technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Current and potential competitors may have more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers. Moreover, certain of our indirect and potential competitors, such as BroadVision, IBM, Oracle and SAP, may bundle their products in a manner that may discourage users from purchasing products offered by us. Furthermore, independent software vendors that incorporate our products into their offerings may be perceived by potential customers as offering alternatives to the use of our products on a stand-alone basis. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

  Customers may prefer more specific solutions to narrowly bounded business needs. If application needs are initially small or well-defined, a competitor may offer a product that addresses those needs in a more efficient or time-effective manner than we can provide. The cross-industry breadth of our customer base may cause product enhancements to be added in many different areas that fail to achieve solution dominance for any one industry or market segment.

  Some businesses may have already made a substantial investment in other third party or internally developed software designed to personalize customer interactions. These companies may be reluctant to abandon these investments in favor of our software. In addition, information technology departments of potential customers may resist purchasing our software solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software for their enterprises.

We are dependent on our professional services organization and if we are unsuccessful in increasing the size of this organization, our business would be harmed.

  Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in sales of the Blaze Advisor Solutions Suite depends on our ability to provide our clients with these services. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization, our ability to sell software will be harmed, affecting our revenues. We rely on customer satisfaction for customer referrals and additional sales to customers, which depends in part on the quality and timeliness of services provided by our professional services organization. If we are not successful in hiring additional customer support personnel, our business would be harmed. As of March 31, 2000, our professional services organization in North America consisted of 47 employees. We are in a new and evolving market and there are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of qualified service personnel for our business needs.

If the market in which we sell our products and services does not grow as we anticipate, our revenues will be reduced.

  If the market for personalization software does not grow as quickly or become as large as we anticipate, our revenues will be reduced. Our market is still emerging, and our success depends on its growth. Our potential customers may:

  .  not understand or see the benefits of using these products;

  .  not achieve favorable results using these products;

  .  experience technical difficulty in implementing or using these products;
     or

  .  use alternative methods to solve the same business problems.

  In addition, because our products can be used in connection with Internet commerce and we are currently developing additional Internet commerce solutions, if the Internet commerce market does not grow as quickly as we anticipate, we may experience sales that are lower than our expectations.

If we fail to develop new products or improve our existing products to meet or adapt to the changing needs and standards of our industry, sales of our products may decline.

  Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our Blaze Advisor Solutions Suite and develop new products that respond to new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If more end users access the Internet or other electronic contact channels, our software may not provide adequate response to meet our customers' transaction load requirements. Our ability to deliver performance improvements could be adversely affected by insufficient engineering resources, insufficient understanding of technology platforms, lack of performance by required underlying technologies such as Java or middleware, or other commitments taking priority. If we are unsuccessful in improving our products and developing new products, we may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software solutions and professional services.

  We may commit to improvements and enhancements in products based on requests and requirements from significant customers. These could consume engineering staff, resources, and management and planning that would otherwise be devoted to more generally marketable product work. This could reduce satisfaction and renewals from existing customers and could reduce market opportunities for new product sales.

  We may not be successful in developing and marketing these or other new or improved products. If we are not successful, we may lose sales to competitors.

If we fail to manage our growth, our ability to generate new revenues and achieve profitability would be harmed.

  We have grown significantly since our inception and need to grow quickly in the future. This growth has placed and will continue to place a strain on our management, administrative, operational and financial infrastructure. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. The number of our employees has increased from 94 at June 30, 1999 to 199 at March 31, 2000. Future expansion could be expensive and strain our management and other resources. We relocated our corporate headquarters in February 2000. Our employees may be distracted by this relocation and productivity may suffer during this transition. Some employees may be less productive or resign due to longer commutes. If we are unable to manage growth effectively, our business may be harmed.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

  Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, customer services, marketing, research and development, and support. If we are unable to do so, this inability could affect our ability to grow our business. Competition for qualified personnel in high technology is intense, particularly in the Silicon Valley region of Northern California where our principal offices are located. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. We do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our executive officers or key employees decided to join a competitor or otherwise compete with us.

If our products contain defects or our services are not perceived as high quality, we could lose potential customers or be subject to damages.

  Our products are complex and may contain errors, defects or failures, particularly since new releases are regularly introduced. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. Computer viruses could cause our products to act erratically or fail. If our commercial products contain errors, we may be required to:

  .  expend significant resources to locate and correct the error;

  .  delay introduction of new products or commercial shipment of products;
     or

  . experience reduced sales and harm to our reputation from dissatisfied customers.

Our customers also may encounter system configuration problems that require us to spend additional consulting or support resources to resolve these problems.

  Our software is installed on operating systems and runtime software platforms such as Java that must operate correctly in order for us to deliver proper results. Bugs in Java, an operating system, or a third party software package used by one of our customers could result in improper operation of our products. In such cases, the customer perception could be that our software is at fault. We could also find it difficult or impossible to track down the root cause of an error because of insufficient access to or familiarity with the underlying software at fault. Even if the error is properly identified as the fault and responsibility of a third party, it could impact our customer's satisfaction with us or could influence them to choose a different implementation strategy, resulting in lost revenues and decreased customer goodwill.

  Because our software products are used for customer interaction processes by our customers, product defects may also give rise to product liability claims. Customers may rely on our rule execution engine to process transactions driving the response of their developed applications. Because customers are free to write any combination of rules they wish, we cannot foresee or test all possible rule execution scenarios. If our rule engine incorrectly executes customer rules, incorrect output or application behavior may result. As Blaze Advisor is used in more customer applications and with larger rule applications from existing customers, the potential for a material error increases. Customers could potentially seek restitution or damages from us in such cases. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any product liability claims to date, we may encounter these claims in the future. Product liability claims, whether or not successful, could:

  . divert the attention of our management and key personnel from our business;

  .  be expensive to defend; and

  .  result in large damage awards.

Our product liability insurance may not be adequate to cover all of the expenses resulting from a claim. In addition, if our customers do not find our services to be of high quality, they may elect to use other training, consulting and product integration firms rather than contract for our services. If customers are dissatisfied with our services, we may lose revenues.

Our international operations and our international sales efforts expose us to risks.

  Sales to customers outside the Americas accounted for 17% of total revenues from continuing operations in fiscal 2000 and 23% of total revenues from continuing operations in fiscal 1999. We have limited experience in marketing, selling and supporting our products and services abroad. Furthermore, our management team has had limited experience managing our international operations. We intend to expand our international sales efforts in the future, but we may face difficulties managing international operations. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed. In addition, doing business internationally involves greater expense and many additional risks, particularly:

  .  longer sales cycles and collection of accounts receivable;

  . agreements with customers with terms and conditions that differ from agreements that we enter into with customers in the United States;

  . unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

  .  reduced protection for intellectual property rights in some countries;

  .  differing labor regulations;

  .  compliance with a wide variety of complex regulatory requirements;

  . changes in a specific country's or region's political or economic conditions;

  .  greater difficulty in staffing and managing foreign operations;

  .  increased financial accounting and reporting burdens and complexities;
     and

  .  fluctuating exchange rates.

  Our international operations will require a significant amount of attention from our management and substantial financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenues or profitability.

Our revenues depend on a small number of large orders from our top customers and if we fail to complete one or more large orders, our revenues will be reduced.

  To date, we have received a significant portion of our total revenues from a small number of large orders from our top customers. For example, Unisys Corporation alone accounted for 23% of total revenues from continuing operations in fiscal 2000. However, we do not have any contracts or agreements with Unisys other than purchase orders in the ordinary course of business. Our operating results may be harmed if we are not able to complete one or more substantial product sales in any future period or attract new customers.

If we fail to establish, maintain or expand our strategic relationships with third parties, our ability to grow revenues could be harmed.

  In order to grow our business, we must generate, retain and strengthen strategic relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software. If the third parties with which we have strategic relationships do not provide sufficient, high-quality service or integrate and support our software correctly, or if we are unable to enter into successful new strategic relationships, our revenues may be harmed. In addition, the third parties with which we have strategic relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our strategic relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over these third parties. We cannot assure you that we can generate and maintain strategic relationships that offset the significant time and effort that are necessary to develop these relationships.

If Sun Java loses popularity, demand for our products will be reduced.

  Our software is written in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web and server-side applications based on Java, Java could fall out of favor and fail to be supported by Sun Microsystems or other companies. In particular, Microsoft may offer substitute products or technologies. If support for Java decreased or we could not continue to use Java or related Java technologies, we could have to rewrite the source code for the Blaze Advisor Solutions Suite to enable our products to run on other computer platforms. Also, changes to Java could require us to change our products. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed. If open-source versions of Java become popular or if cross-platform standardization is lost, we could be forced to write different versions of our products for different hardware and software platforms, leading to increased expenses and time to release products.

If others claim that we are infringing their intellectual property, we could incur significant expenses or be prevented from selling our products.

  We cannot assure you that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We have not conducted a search for existing intellectual property registrations and we may be unaware of intellectual property rights of others that may cover some of our technology.

  Any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or licenses agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

If we are unable to protect our intellectual property rights, this inability could weaken our competitive position, reduce our revenues and increase our costs.

  Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trademarks, trade secrets, patents, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We have not yet fully implemented comprehensive procedures to protect our proprietary information, such as marking our patents, trademark and copyrights consistent with applicable laws, maintaining appropriate records, and controlling access to facilities and computer systems, and our proprietary information itself. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position may be harmed.

  Our software uses license keys and we require contractual commitments from end-users to prevent unauthorized use or copying of the products. In addition, product pricing is typically based upon machine size used by the customer in their application deployment. As applications become more complex or as more users access the applications, our customers may need larger deployment machines, resulting in additional license revenue opportunities. If our license protection or contractual compliance is insufficient to prevent them from copying our software or upgrading without payment, we could lose substantial revenues. In addition, our software could be copied and resold without our knowledge and the licensing algorithms could be deciphered or bypassed, allowing copying, distribution, and use of our software without our knowledge and without revenues to us.

  Our patent, trademark or pending trademark registration applications may not be allowed or competitors may successfully challenge the validity or scope of these registrations. Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

Our products are not tightly integrated with currently popular software programs and we may lose sales opportunities to competitors.

  Our Blaze Advisor Solutions Suite must work with commercially available software programs that are currently popular. Various information and data may be stored in a variety of our customers' existing software systems, including leading systems from Oracle, PeopleSoft, Siebel Systems and SAP, running on a variety of computer operating systems. If we do not update our software to be compatible with these programs, we may lose sales opportunities to competitors. If we fail to obtain access to development versions of these software products, we may be unable to build and enhance our products on schedule. If we fail to enhance our software to interact with these products, we may lose potential customers. If we lose customers, our revenues and profitability may be harmed.

If we need additional financing to maintain and expand our business, financing may not be available on favorable terms, if at all.

  We expect to incur net losses for the foreseeable future. If we need additional financing, we cannot be certain that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to customers and competition.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

  We may acquire or make investments in complementary companies, services and technologies in the future. Our ability as an organization to conduct acquisitions or investments is unproven because we have only made one acquisition to date. If we fail to properly evaluate and execute acquisitions and investments and integrate new opportunities, our business and prospects may be harmed. Our inability to successfully evaluate and integrate acquisitions or technology may result in losses or our management may be distracted from our day-to-day operations. In addition, if we conduct acquisitions using convertible debt or equity securities, existing stockholders may be diluted which could affect the market price of our stock.

Future sales of our common stock may depress our stock price.

  If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Shares issued upon the exercise of outstanding options may also be sold in the public market. In addition, such sales could create the perception to the public of difficulties or problems with our products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

  Our certificate of incorporation and bylaws that will be effective upon the closing of this offering contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which makes it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

  Our board of directors also has the ability to issue preferred stock that would significantly dilute the ownership of a hostile acquiror. In addition,
Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

  Our board of directors could choose not to negotiate with an acquiror that it did not feel was in the strategic interests of Blaze Software. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the antitakeover measures, you could lose the opportunity to sell your shares at a favorable price.

We may encounter computer problems or a natural disaster at our headquarters, which could cause us to lose revenues and customers.

  Viruses or bugs introduced into our research and development, quality assurance, production and shipping, customer support or financial and administrative software systems could cause us to lose data, expose us to time and expense in identifying and resolving the problem or delay product shipments. Furthermore, our headquarters are located in a single location in San Jose, California. We could be particularly vulnerable in a natural disaster, such as an earthquake. Any of these events could cause us to lose customers or goodwill, which would decrease our revenues.

One of our former directors has asserted claims against us that may require us to pay substantial damages or issue additional shares that would dilute existing stockholders.

  On January 6, 2000, Patrick Perez, a founder and former director of Blaze Software, notified us of claims that he may assert against us. Mr. Perez contends that his personal equity ownership of Blaze Software was diluted improperly in connection with our Series AA preferred stock financing that closed in June and September 1999. In particular, Mr. Perez contends that he was wrongfully denied the opportunity to purchase shares at a price of $0.54 per share in connection with the financing, and that the financing was otherwise unfair and benefited participating stockholders. If Mr. Perez had participated in the financing, he would have been able to purchase up to 1,710,949 shares. Should any litigation be decided adversely to us, we may be required to pay substantial damages or issue additional shares to Mr. Perez. In addition, other stockholders that did not participate in the financing may assert similar claims against us. If we are required to issue additional shares to Mr. Perez or other stockholders, then-existing stockholders would experience dilution of their ownership and we would need to record an accounting charge in our statement of operations equal to the fair market value of the shares at the time of issuance.

 Recent accounting pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Blaze Software is assessing the potential impact of this pronouncement on the financial statements; however, we do not expect any significant impact.

  In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance on disclosure related to revenue recognition policies. We believe that we currently comply with SAB 101.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB 25 (Interpretation). This Interpretation clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a stock plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Blaze Software is assessing the potential impact of this Interpretation on the financial statements; however, we do not expect any significant impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market Risk

  Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within guidelines we establish. The guidelines, which include security type, credit quality and maturity, are intended to limit market risk by restricting our investments to high-quality debt instruments with short-term maturities. Due to the relatively short-term duration of our investments at March 31, 2000, a 1% (100 basis point) increase in short-term interest rates would not have a significant impact on the market value of our investments. Our investments in debt securities are classified as available-for-sale, therefore, we do not recognize gains or losses due to changes in interest rates unless such securities are sold prior to maturity. We generally hold securities until maturity and carry the securities at amortized cost, which approximates market value.

 Foreign Currency Risk

  We develop products in the United States and sell them in North America, the Pacific Rim and Europe. As a result, our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales in Europe and the Pacific Rim are currently denominated in foreign currencies and generally translated on a monthly basis to U.S. dollars, we could be adversely affected by fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              BLAZE SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  33
Consolidated Balance Sheets................................................  34
Consolidated Statements of Operations......................................  35
Consolidated Statements of Stockholders' Equity (Deficit)..................  36
Consolidated Statements of Cash Flows......................................  38
Notes to Consolidated Financial Statements.................................  39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Blaze Software, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Blaze Software, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Blaze Software, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

San Jose, California
April 19, 2000, except for Note 15
 as to which the date is June 20, 2000

                              BLAZE SOFTWARE, INC.
                          (FORMERLY NEURON DATA, INC.)

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents...............................  $ 57,295  $  2,129
  Short-term investments..................................    11,998       --
  Accounts receivable, net of allowance for doubtful
   accounts of $512 and $443, respectively................     4,939     3,658
  Prepaid expenses and other current assets...............     1,108       964
                                                            --------  --------
   Total current assets...................................    75,340     6,751
Property and equipment, net...............................     1,933       786
Restricted cash...........................................       702       --
Deposits and other assets.................................       384       228
                                                            --------  --------
   Total assets...........................................  $ 78,359  $  7,765
                                                            ========  ========

 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
              STOCKHOLDERS' EQUITY (DEFICIT)
 -------------------------------------------------------

Current liabilities:
  Bank borrowings.........................................  $    --   $  1,631
  Bridge loan from related parties........................       --      1,596
  Current portion of capital lease obligations............       176        81
  Note payable............................................       --        129
  Accounts payable........................................     1,972     1,526
  Accrued expenses........................................     7,446     2,873
  Deferred revenue........................................     2,728     3,231
                                                            --------  --------
   Total current liabilities..............................    12,322    11,067
Long-term liabilities:
  Capital lease obligations, net of current portion.......       256        19
  Other long-term liabilities.............................        12       --
                                                            --------  --------
   Total liabilities......................................    12,590    11,086
                                                            --------  --------
Mandatorily Redeemable Preferred Stock: par value $0.0001
  Authorized: none at March 31, 2000
  Issued and outstanding: none at March 31, 2000 and 3,179
   at March 31, 1999......................................       --     20,882
                                                            --------  --------

Commitments and contingencies (Note 12)

Stockholders' Equity (Deficit):
  Series B Convertible Preferred Stock: par value $0.0001
  Authorized: none at March 31, 2000
  Issued and outstanding: none at March 31, 2000 and 2,273
   at March 31, 1999......................................       --        --
  Preferred Stock: par value $0.0001
  Authorized: 10,000 at March 31, 2000
  Issued and outstanding: none at March 31, 2000 and
   1999...................................................       --        --
  Common Stock, $0.0001 par value
  Authorized: 200,000 shares at March 31, 2000
  Issued and outstanding: 22,020 at March 31, 2000 and 344
   at March 31, 1999......................................         2       --
Additional paid-in capital................................   144,642    (1,842)
Accumulated other comprehensive income....................       489       290
Unearned stock-based compensation.........................   (21,207)      --
Accumulated deficit.......................................   (58,157)  (22,651)
                                                            --------  --------
   Total stockholders' equity (deficit)...................    65,769   (24,203)
                                                            --------  --------
   Total liabilities, mandatorily redeemable preferred
    stock and stockholders' equity (deficit)..............  $ 78,359  $  7,765
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                              BLAZE SOFTWARE, INC.
                          (FORMERLY NEURON DATA, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      Years Ended March 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
Net revenues:
  Product licenses.................................  $  8,486  $ 3,722  $ 3,559
  Services and maintenance.........................     9,710    5,332      803
                                                     --------  -------  -------
    Total revenues.................................    18,196    9,054    4,362
                                                     --------  -------  -------
Cost of revenues:
  Product licenses.................................        67       40       74
  Services and maintenance.........................     6,808    2,892      512
                                                     --------  -------  -------
    Total cost revenues............................     6,875    2,932      586
                                                     --------  -------  -------
Gross profit.......................................    11,321    6,122    3,776
                                                     --------  -------  -------
Operating expenses:
  Research and development.........................     5,079    3,843    1,938
  Sales and marketing..............................    12,226    5,586    3,702
  General and administrative.......................     3,785    2,205    1,106
  Stock-based compensation.........................    16,400      --       --
                                                     --------  -------  -------
    Total operating expenses.......................    37,490   11,634    6,746
                                                     --------  -------  -------
Operating loss.....................................   (26,169)  (5,512)  (2,970)
Interest expense...................................      (377)    (300)    (692)
Other income and (expense), net....................       275       51       99
                                                     --------  -------  -------
Net loss from continuing operations before income
 taxes.............................................   (26,271)  (5,761)  (3,563)
Provision for income taxes.........................      (153)     (87)     (68)
                                                     --------  -------  -------
Net loss from continuing operations................   (26,424)  (5,848)  (3,631)
Discontinued operations (Note 3):
  Income (loss) from operations of discontinued
   user interface business (net of income taxes)...     2,657      248   (2,174)
                                                     --------  -------  -------
Net loss...........................................   (23,767)  (5,600)  (5,805)
Accretion of mandatorily redeemable preferred stock
 to redemption value...............................      (442)  (1,258)  (1,040)
Beneficial conversion feature......................   (11,739)     --       --
                                                     --------  -------  -------
Net loss attributable to common stockholders.......   (35,948)  (6,858)  (6,845)
Other comprehensive income (loss), net of tax:
  Unrealized loss on investments...................       (20)     --       --
  Translation adjustments..........................       219      180      (20)
                                                     --------  -------  -------
Comprehensive loss.................................  $(35,749) $(6,678) $(6,865)
                                                     ========  =======  =======
Basic and diluted net loss per common share
 attributable to common stockholders:
  Loss from continuing operations..................  $  (6.68) $(19.15) $(37.37)
  Earnings/(loss) from discontinued operations.....      0.46     0.66   (17.39)
                                                     --------  -------  -------
Basic and diluted net loss per common share
 attributable to common stockholders...............  $  (6.22) $(18.49) $(54.76)
                                                     ========  =======  =======
Number of shares used in the calculation of basic
 and diluted net loss per share....................     5,781      371      125
                                                     ========  =======  =======

   The accompanying notes are an integral part of these financial statements.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                    Mandatorily     Series B      Series AA     Series BB
                     Redeemable    Convertible   Convertible   Convertible
                     Preferred      Preferred     Preferred     Preferred                               Notes      Accumulated
                       Stock          Stock         Stock         Stock     Common Stock  Additional  Receivable      Other
                   -------------- ------------- ------------- ------------- -------------  Paid-In       from     Comprehensive
                   Shares Amount  Shares Amount Shares Amount Shares Amount Shares Amount  Capital   Stockholders    Income
                   ------ ------- ------ ------ ------ ------ ------ ------ ------ ------ ---------- ------------ -------------
Balances at April
1, 1997..........  2,013  $ 9,684 2,272   $ --    --    $--     --    $ --    232   $--    $   391       $(70)        $130
 Issuance of
 Common Stock
 pursuant to
 exercise of
 options.........    --       --    --      --    --     --     --      --    172    --         97         --          --
 Repurchase of
 Common Stock....    --       --    --      --    --     --     --      --     (1)   --         (1)        --          --
 Issuance of
 Series F
 Preferred Stock,
 net of issuance
 costs...........    972    7,400   --      --    --     --     --      --    --     --        --          --          --
 Conversion of
 bridge loan to
 Series F
 Preferred
 Stock...........    194    1,500   --      --    --     --     --      --    --     --        --          --          --
 Issuance of
 Series B
 Preferred Stock
 pursuant to
 exercise of
 options.........    --               1     --    --     --     --      --    --     --          1         --          --
 Accretion of
 Mandatorily
 Redeemable
 Preferred Stock
 to redemption
 value...........    --     1,040   --      --    --     --     --      --    --     --     (1,040)        --          --
 Net Loss........    --       --    --      --    --     --     --      --    --     --        --          --          --
 Cumulative
 translation
 adjustment......    --       --    --      --    --     --     --      --    --     --        --          --          (20)
                   -----  ------- -----   ----   ---    ---    ---    ----   ----   ---    -------       ----         ----
Balances at March
31, 1998.........  3,179  $19,624 2,273   $ --    --    $--     --    $ --    403   $--    $  (552)      $(70)        $110
 Issuance of
 Common Stock
 pursuant to
 exercise of
 options.........    --       --    --      --    --     --     --      --     98    --         56         --          --
 Issuance of
 Common Stock....    --       --    --      --    --     --     --      --      1    --        --          --          --
 Repurchase of
 Common Stock....    --       --    --      --    --     --     --      --   (158)   --        (88)        70          --
 Accretion of
 Mandatorily
 Redeemable
 Preferred Stock
 to redemption
 value...........    --     1,258   --      --    --     --     --      --    --     --     (1,258)        --          --
 Net loss........    --       --    --      --    --     --     --      --    --     --        --          --          --
 Cumulative
 translation
 adjustment......    --       --    --      --    --     --     --      --    --     --        --          --          180
                   -----  ------- -----   ----   ---    ---    ---    ----   ----   ---    -------       ----         ----
Balances at March
31, 1999.........  3,179  $20,882 2,273   $ --    --    $--     --    $ --    344   $--    $(1,842)      $ --         $290
                   =====  ======= =====   ====   ===    ===    ===    ====   ====   ===    =======       ====         ====
                                                Total
                                            Stockholders'
                     Unearned   Accumulated     Equity
                   Compensation   Deficit     (Deficit)
                   ------------ ----------- -------------
Balances at April
1, 1997..........      $--       $(11,246)    $(10,795)
 Issuance of
 Common Stock
 pursuant to
 exercise of
 options.........       --            --            97
 Repurchase of
 Common Stock....       --            --            (1)
 Issuance of
 Series F
 Preferred Stock,
 net of issuance
 costs...........       --            --           --
 Conversion of
 bridge loan to
 Series F
 Preferred
 Stock...........       --            --           --
 Issuance of
 Series B
 Preferred Stock
 pursuant to
 exercise of
 options.........       --            --             1
 Accretion of
 Mandatorily
 Redeemable
 Preferred Stock
 to redemption
 value...........       --                      (1,040)
 Net Loss........       --         (5,805)      (5,805)
 Cumulative
 translation
 adjustment......       --            --           (20)
                   ------------ ----------- -------------
Balances at March
31, 1998.........      $--       $(17,051)    $(17,563)
 Issuance of
 Common Stock
 pursuant to
 exercise of
 options.........       --            --            56
 Issuance of
 Common Stock....       --            --           --
 Repurchase of
 Common Stock....       --            --           (18)
 Accretion of
 Mandatorily
 Redeemable
 Preferred Stock
 to redemption
 value...........       --                      (1,258)
 Net loss........       --         (5,600)      (5,600)
 Cumulative
 translation
 adjustment......       --            --           180
                   ------------ ----------- -------------
Balances at March
31, 1999.........      $--       $(22,651)    $(24,203)
                   ============ =========== =============


  The accompanying notes are an integral part of these financial statements.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)
                                (in thousands)

                                       Series B       Series AA      Series BB
                     Mandatorily      Convertible    Convertible    Convertible
                     Redeemable        Preferred      Preferred      Preferred                               Accumulated
                   Preferred Stock       Stock          Stock          Stock      Common Stock   Additional     Other
                   ----------------  -------------- -------------- -------------- --------------  Paid-In   Comprehensive
                   Shares   Amount   Shares  Amount Shares  Amount Shares  Amount Shares  Amount  Capital      Income
                   ------  --------  ------  ------ ------  ------ ------  ------ ------  ------ ---------- -------------
Balances at March
31, 1999.........   3,179  $ 20,882   2,273   $ --     --    $ --     --    $ --     344   $ --   $ (1,842)     $290
 Issuance of
 Common Stock
 pursuant to
 exercise of
 options.........     --        --      --      --     --      --     --      --   1,486     --        755       --
 Issuance of
 Common Stock
 pursuant to
 conversion of
 warrants........     --        --      --      --     --      --     --      --     362     --         67       --
 Accretion of
 Mandatorily
 Redeemable
 Preferred Stock
 to redemption
 value...........     --        442     --      --     --      --     --      --     --      --       (442)      --
 Beneficial
 Conversion
 Feature.........     --        --      --      --     --      --     --      --     --      --     11,739       --
 Adjustment of
 Mandatorily
 Redeemable
 Preferred Stock
 Series C per
 anti-dilution
 provision.......      20       --      --      --     --      --     --      --     --      --        --        --
 Conversion of
 Mandatorily
 Redeemable
 Preferred Stock
 to Common
 Stock...........  (3,199)  (21,324)    --      --     --      --     --      --   3,199      1     21,323       --
 Conversion of
 Series B Stock
 to Common
 Stock...........     --        --   (2,273)    --     --      --     --      --   2,273     --        --        --
 Issuance of
 Series AA
 Preferred Stock,
 net of issuance
 costs...........     --        --      --      --   8,416      1     --      --     --      --      4,403       --
 Issuance of
 Series BB
 Preferred
 Stock...........     --        --      --      --     --      --   1,953     --     --      --     13,943       --
 Conversion of
 Series AA
 Preferred Stock
 to Common
 Stock...........     --        --      --      --  (8,416)    (1)    --      --   8,416      1        --        --
 Conversion of
 Series BB
 Preferred Stock
 to Common
 Stock...........     --        --      --      --     --      --  (1,953)    --   1,953     --        --        --
 Issuance of
 Common Stock
 pursuant initial
 public
 offering........     --        --      --      --     --      --     --      --   4,000     --     57,090       --
 Unearned
 compensation....     --        --      --      --     --      --     --      --     --      --     37,607       --
 Amortization of
 unearned
 compensation....     --        --      --      --     --      --     --      --     --      --        --        --
 Repurchase of
 Common Stock....     --        --      --      --     --      --     --      --     (13)    --         (1)      --
 Net loss........     --        --      --      --     --      --     --      --     --      --        --        --
 Unrealized loss
 on investments..     --        --      --      --     --      --     --      --     --      --        --        (20)
 Cumulative
 translation
 adjustment......     --        --      --      --     --      --     --      --     --      --        --        219
                   ------  --------  ------   ----  ------   ----  ------   ----  ------   ----   --------      ----
Balances at March
31, 2000.........     --   $    --      --    $ --     --    $ --     --    $ --  22,020   $  2   $144,642      $489
                   ======  ========  ======   ====  ======   ====  ======   ====  ======   ====   ========      ====
                                                Total
                                            Stockholders'
                     Unearned   Accumulated    Equity
                   Compensation   Deficit     (Deficit)
                   ------------ ----------- -------------
Balances at March
31, 1999.........    $    --     $(22,651)    $(24,203)
 Issuance of
 Common Stock
 pursuant to
 exercise of
 options.........         --          --           755
 Issuance of
 Common Stock
 pursuant to
 conversion of
 warrants........         --          --            67
 Accretion of
 Mandatorily
 Redeemable
 Preferred Stock
 to redemption
 value...........         --          --          (442)
 Beneficial
 Conversion
 Feature.........         --      (11,739)         --
 Adjustment of
 Mandatorily
 Redeemable
 Preferred Stock
 Series C per
 anti-dilution
 provision.......         --          --           --
 Conversion of
 Mandatorily
 Redeemable
 Preferred Stock
 to Common
 Stock...........         --          --        21,324
 Conversion of
 Series B Stock
 to Common
 Stock...........         --          --           --
 Issuance of
 Series AA
 Preferred Stock,
 net of issuance
 costs...........         --          --         4,404
 Issuance of
 Series BB
 Preferred
 Stock...........         --          --        13,943
 Conversion of
 Series AA
 Preferred Stock
 to Common
 Stock...........         --          --           --
 Conversion of
 Series BB
 Preferred Stock
 to Common
 Stock...........         --          --           --
 Issuance of
 Common Stock
 pursuant initial
 public
 offering........         --          --        57,090
 Unearned
 compensation....     (37,607)        --           --
 Amortization of
 unearned
 compensation....      16,400         --        16,400
 Repurchase of
 Common Stock....         --          --            (1)
 Net loss........         --      (23,767)     (23,767)
 Unrealized loss
 on investments..         --          --           (20)
 Cumulative
 translation
 adjustment......         --          --           219
                   ------------ ----------- -------------
Balances at March
31, 2000.........    $(21,207)   $(58,157)    $ 65,769
                   ============ =========== =============

  The accompanying notes are an integral part of these financial statements.

                              BLAZE SOFTWARE, INC.
                          (FORMERLY NEURON DATA, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Years Ended March 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
Cash flows from operating activities:
Net loss...........................................  $(23,767) $(5,600) $(5,805)
Add (deduct) loss (income) from discontinued
 operations........................................    (2,657)    (248)   2,174
                                                     --------  -------  -------
Loss from continuing operations....................   (26,424)  (5,848)  (3,631)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Bridge loan interest converted to equity..........       --        96      --
 Depreciation and amortization.....................       597      899      868
 Amortization of stock-based compensation..........    16,400      --       --
 Loss on write-off of equipment....................        71      129      --
 Capital lease for construction-in-progress........        40      --       --
 Changes in assets and liabilities:
   Accounts receivable.............................    (1,779)    (557)  (1,579)
   Income taxes refund receivable..................       --        27       (4)
   Prepaid expenses and other......................      (144)    (533)     417
   Accounts payable................................       492        7      (31)
   Accrued expenses................................     4,573     (757)    (255)
   Deferred revenue................................      (503)     (95)    (569)
   Deposits and other assets.......................      (156)     260
   Other long-term liabilities.....................        12      --       --
                                                     --------  -------  -------
Net cash used in continuing operations.............    (6,821)  (6,372)  (4,784)
Net cash provided by (used in) discontinued
 operations........................................     3,109    2,061     (294)
                                                     --------  -------  -------
     Net cash used in operating activities.........    (3,712)  (4,311)  (5,078)
                                                     --------  -------  -------

Cash flows from investing activities:
Capital expenditures...............................    (1,388)    (779)    (140)
Purchases of short-term investments................   (12,018)     --       --
                                                     --------  -------  -------
     Net cash used in investing activities.........   (13,406)    (779)    (140)
                                                     --------  -------  -------
Cash flows from financing activities:
Proceeds from note payable.........................       --       129      --
Repayment of note payable..........................      (129)     --       --
Payments of principal under capital lease
 financing.........................................      (136)    (172)    (442)
Bank borrowings, net...............................    (1,631)  (1,047)   1,327
Repayment of note payable to stockholder...........       --       --      (310)
Proceeds from issuance of Common Stock.............    57,847       56       96
Repurchase of Common Stock.........................        (1)     (18)      (1)
Proceeds from issuance of Preferred Stock, Series B
 (net of issuance costs)...........................       --       --         1
Proceeds from issuance of Preferred Stock, Series D
 and Series E warrants (net of issuance costs).....        67      --       --
Proceeds from issuance of Preferred Stock, Series F
 (net of issuance costs)...........................       --       --     7,400
Proceeds from issuance of Preferred Stock, Series
 AA (net of issuance costs)........................     2,807      --       --
Proceeds from issuance of Preferred Stock, Series
 BB................................................    13,943      --       --
Proceeds from bridge loan..........................       --     1,500    1,500
Increase in restricted cash........................      (702)     --       --
                                                     --------  -------  -------
     Net cash provided by financing activities.....    72,065      448    9,571
                                                     --------  -------  -------
Effect of exchange rate changes in cash............       219      180      (20)
                                                     --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................    55,166   (4,462)   4,333
Cash and cash equivalents at beginning of year.....     2,129    6,591    2,258
                                                     --------  -------  -------
Cash and cash equivalents at end of year...........  $ 57,295  $ 2,129  $ 6,591
                                                     ========  =======  =======
Supplemental disclosures of cash flow information:
Cash paid during the year: Interest................  $    313  $   202  $   692
Cash paid during the year: Income taxes............  $     11  $    49  $    19

Supplemental non-cash investing and financing
 activities:
Cancellation of stockholder note in exchange for
 Common Stock......................................  $    --   $    70  $   --
Assets acquired under capital lease obligations....  $    468  $   --   $   --
Accretion of cumulative dividends on Preferred
 Stock.............................................  $    442  $ 1,258  $ 1,040
Unearned compensation related to stock option
 grants............................................  $ 37,607  $   --   $   --
Conversion of bridge loan to Preferred Stock.......  $  1,596  $   --   $ 1,500
Conversion of Mandatorily Redeemable Preferred
 Stock to Common Stock.............................  $ 20,882  $   --   $   --
Beneficial conversion feature......................  $ 11,739  $   --   $   --
Write-off of property and equipment................  $    776  $ 3,761  $   --

   The accompanying notes are an integral part of these financial statements.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--FORMATION AND BUSINESS OF THE COMPANY:

  Blaze Software, Inc. (together with its wholly-owned subsidiaries, unless context requires otherwise, "Blaze Software" or the "Company") was incorporated in California on June 4, 1985 as Neuron Data, Inc. Its principal activities include the development and licensing of infrastructure software that enables adaptable and personalized interactions that are consistent across all company communication channels, or touch points. This software enables companies to implement their policies, practices and procedures, or business rules, in e-business applications across multiple touch points. Blaze Software also provides related maintenance and consulting services. Blaze Software markets its products to a wide range of customers mainly in North America, Europe and the Pacific Rim primarily through a direct sales force. In March 2000, Blaze Software reincorporated in the State of Delaware.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principals of consolidation

  The consolidated financial statements include the accounts of Blaze Software, Inc. and its wholly owned subsidiaries, Blaze Software GmbH, Blaze Software S.A.R.L., Blaze Software (UK) Ltd, Blaze Software Japan, Inc., and Blaze Software Australia Pty Ltd (together, "Blaze Software" or the "Company"). All material intercompany balances and transactions have been eliminated.

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Foreign currency translation

  The functional currency of Blaze Software's subsidiaries is the local currency. Accordingly, Blaze Software applies the current exchange rate to translate the subsidiaries' assets and liabilities and the weighted average exchange rate to translate the subsidiaries' revenues, expenses, gains and losses into U.S. dollars. Translation adjustments are included as a separate component of comprehensive income within stockholders' equity in the accompanying consolidated financial statements.

 Business risk and concentration of credit risk

  Blaze Software currently operates in a single business segment and revenue from continuing operations is principally attributable to the sale of software products and related maintenance, consulting and training services which are characterized by rapid technological advances, changes in customer requirements and industry standards. Any failure by Blaze Software to anticipate or to respond adequately to technological changes in its industry, changes in customer requirements or changes in industry standards, could have a material adverse effect on Blaze Software's business and operating results.

  Financial instruments which potentially subject Blaze Software to concentrations of credit risk consist primarily of temporary cash investments, including money market accounts. Blaze Software places its temporary cash investments with two major financial institutions. Deposits at any point in time may exceed the federally insured limits. Blaze Software performs ongoing credit evaluations of its customers' financial condition and does

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

not require collateral. Blaze Software maintains allowances for potential credit losses and such losses have been within management's expectations.

  As of March 31, 2000, two customers accounted for approximately 18% and 15% of the aggregate accounts receivable balance. As of March 31, 1999, one customer accounted for approximately 12% of the aggregate accounts receivable balance. For the fiscal year 2000 and 1999, one customer accounted for approximately 23% and 19% of total revenues, respectively. No customer accounted for 10% or more of total revenues in fiscal year 1998.

 Fair value of financial instruments

  Carrying amounts of certain Blaze Software's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to Blaze Software for loans with similar terms, the carrying value of capital lease obligations approximate fair value.

 Cash equivalents and short-term investments

  Blaze Software invests its excess cash in money market accounts and debt instruments and considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of the maturity date as all investments are classified as available-for-sale and can be readily liquidated to meet current operational needs. The securities are carried at amortized cost, which approximates fair value. Fair value is based upon market prices quoted on the last day of the fiscal year.

  Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of the debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest expense, net. Realized gains and losses and declines in value judged to be other-than-temporary are also included in interest expense, net and have not been material. The cost of securities sold is based on the specific identification method.

 Property and equipment

  Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leased assets are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term.

  Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

 Impairment of long-lived assets

  Blaze Software evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Revenue recognition

  Blaze Software's revenues are derived from two sources: product license revenues and service revenues. Product license revenues are derived from product sales to end users and independent software vendors as well as royalties from independent software vendors. Service revenues are derived from providing consulting and training, maintenance and support services to end users.

  Blaze Software recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, as amended. License revenues from sales to end users and systems integrators are recognized upon shipment of the product, if an executed agreement or purchase order has been received, the fee is fixed and determinable and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. For enterprise application vendors, Blaze Software receives quarterly reports from these vendors on sell-through of Blaze Software products to end users. Blaze Software recognizes royalty revenues upon receipt of the quarterly reports from vendors. For sales made through distributors, Blaze Software recognizes revenues upon shipment of the product, if an executed agreement or purchase order has been received, the fee is fixed and determinable, collection is deemed probable, and the distributor has identified an end-user for the product. In those instances where a distributor has not identified a valid end-user for the product, the revenue is deferred. Distributors have no right of return.

  For contracts with multiple obligations (e.g., product licenses, maintenance and other services), Blaze Software allocates revenue to each component of the contract based on objective evidence of its fair value, which is based on the price when each component is sold separately, or when not sold separately, the price established by management. Blaze Software recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met.

  Service revenues from consulting, installation and training are recognized as the related services are performed and collectibility is probable. Revenues from maintenance and support agreements, which includes product updates, are deferred and recognized on a straight-line basis over the term of the related agreement. Payments of maintenance fees are generally made in advance and are nonrefundable.

  Prior to the adoption of SOP 97-2, Blaze Software recognized revenue from the sale of products upon shipment if remaining obligations were insignificant, collection of resulting accounts receivable was probable and product returns reasonably estimable.

 Advertising

  Blaze Software expenses advertising costs as they are incurred. Advertising expense for the years ended March 31, 2000, 1999 and 1998 was approximately $1,517,000, $431,000 and $1,071,000, respectively.

 Income taxes

  Blaze Software accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not the deferred tax asset will not be realized.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Stock-based compensation

  Blaze Software has elected to adopt the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"). Blaze Software accounts for stock-based compensation using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented (See Note 10). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of Blaze Software's common stock and the exercise price. Additionally, pursuant to SFAS No. 123, common stock issued to non-employees is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

 Research and development expenditures

  Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. To date, attaining technological feasibility of Blaze Software's products and general release have substantially coincided. As a result, Blaze Software has not capitalized any software development costs.

 Net loss per share

  Blaze Software computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants, mandatorily redeemable preferred stock and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

                                                     Years Ended March 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
   Basic and diluted net loss per share:
   Numerator:
     Net loss from continuing operations........... $(26,424) $(5,848) $(3,631)
     Accretion of mandatorily redeemable preferred
      stock to redemption value....................     (442)  (1,258)  (1,040)
     Beneficial conversion feature of preferred
      stock........................................  (11,739)     --       --
                                                    --------  -------  -------
     Net loss from continuing operations
      attributable to common stockholders..........  (38,605)  (7,106)  (4,671)
     Income (loss) from operations of discontinued
      user interface business......................    2,657      248   (2,174)
                                                    --------  -------  -------
     Loss attributable to common stockholders...... $(35,948) $(6,858) $(6,845)
                                                    ========  =======  =======
   Denominator:
     Weighted average common shares outstanding....    5,913      444      283
     Weighted average unvested common shares
      subject to repurchase........................     (132)     (73)    (158)
                                                    --------  -------  -------
     Denominator for basic and diluted
      calculation..................................    5,781      371      125
                                                    ========  =======  =======
     Basic and diluted net loss per share
      attributable to common stockholders.......... $  (6.22) $(18.49) $(54.76)
                                                    ========  =======  =======
     Antidilutive securities including options,
      warrants and preferred stock not included in
      net loss per share calculations..............    4,479    7,392    7,502
                                                    ========  =======  =======

 Recent accounting pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Blaze Software is assessing the potential impact of this pronouncement on the financial statements; however, the Company does not expect any significant impact.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance on disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB 25 (the "Interpretation"). This Interpretation clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a stock plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Blaze Software is assessing the potential impact of this Interpretation on the financial statements; however, the Company does not expect any significant impact.

 Reclassifications

  Certain amounts in the fiscal year 1999 and 1998 financial statements have been reclassified to conform to the fiscal year 2000 presentation.

NOTE 3--DISCONTINUED OPERATIONS:

  In December 1999, the Company's Board of Directors resolved to discontinue Blaze Software's entire user interface line of business. The accompanying financial statements have been prepared to reflect the historical results of operations and cash flows of the user interface business as discontinued operations for all periods presented.

 Balance sheet data (in thousands)

                                                                   As of March
                                                                       31,
                                                                   ------------
                                                                   2000   1999
                                                                   ----  ------
   Current assets................................................. $615  $1,183
   Current liabilities............................................  (24)    (70)
                                                                   ----  ------
   Net assets of discontinued operations.......................... $591  $1,113
                                                                   ====  ======

  The current assets and current liabilities noted above comprise accounts receivable and accounts payable, respectively.

 Income statement data (in thousands)

                                                     Years Ended March 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
   Revenues........................................ $ 5,013  $ 9,094  $ 18,313
   Costs and expenses..............................  (2,356)  (8,846)  (20,487)
                                                    -------  -------  --------
   Income (loss) from discontinued operations...... $ 2,657  $   248  $ (2,174)
                                                    =======  =======  ========

                              BLAZE SOFTWARE, INC.
                          (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Cash flow data (in thousands)

                                                          Years Ended March
                                                                 31,
                                                         -------------------
                                                          2000   1999  1998
                                                         ------ ------ -----
   Net cash provided by (used in) discontinued
    operations.......................................... $3,109 $2,061 $(294)
                                                         ====== ====== =====

NOTE 4--FAIR VALUE OF CASH INVESTMENTS:

  Available-for-sale investments as of March 31, 2000, consists of the following (in thousands):

                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
   Municipal bonds..................  $12,000     $ --       $ --     $12,000
   Commercial paper.................   35,869       --        (20)     35,849
   Money market funds...............   17,346       --         --      17,346
                                      -------     ----       ----     -------
                                      $65,215     $ --       $(20)    $65,195
                                      =======     ====       ====     =======
   Included in cash and cash
    equivalents.....................                                  $53,197
   Included in short-term
    investments.....................                                   11,998
                                                                      -------
                                                                      $65,195
                                                                      =======

  The amortized cost and estimated fair value of investments in debt securities at March 31, 2000, by contractual maturity were as follows (in thousands):

                                                           Amortized Estimated
                                                             Cost    Fair Value
                                                           --------- ----------
   Due in 1 year or less..................................  $47,869   $47,849
                                                            =======   =======

NOTE 5--BALANCE SHEET COMPONENTS:

  Property and equipment consists of the following (in thousands):

                                                               As of March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Computer equipment......................................... $ 2,636  $ 1,626
   Furniture and fixtures.....................................     463      337
   Leasehold improvements.....................................     316      412
                                                               -------  -------
                                                                 3,415    2,375
   Less: accumulated depreciation and amortization............  (1,482)  (1,589)
                                                               -------  -------
                                                               $ 1,933  $   786
                                                               =======  =======

  Property and equipment under capital leases, included in the above table, consist of the following (in thousands):

                                                               As of March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Computer equipment......................................... $   705  $   268
   Less: accumulated amortization.............................    (322)    (206)
                                                               -------  -------
                                                                 $ 383  $    62
                                                               =======  =======

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The amortization of assets recorded under capital leases is included within depreciation expense.

  Accrued expenses consist of the following (in thousands):

                                                                   As of March
                                                                       31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Accrued compensation.......................................... $1,622 $  617
   Sales and income tax payable..................................  1,276    975
   Other accrued liabilities.....................................  4,548  1,281
                                                                  ------ ------
                                                                  $7,446 $2,873
                                                                  ====== ======

NOTE 6--BANK BORROWINGS:

  Blaze Software had a line of credit facility with Coast Business Credit, a division of Southern Pacific Bank, whereby Blaze Software could borrow up to 80% of eligible United States and United Kingdom accounts receivable with a maximum borrowing of $5,000,000. Borrowings under the facility bore interest at the prime rate plus 3% (10.75% as of March 31, 1999) and were collateralized by certain assets of Blaze Software. As of March 31, 1999, Blaze Software had borrowed $1,631,000 under this facility. The facility was repaid and terminated in March 2000.

  In November 1998, Blaze Software entered into a bridge loan agreement with several of its existing investors totaling $1.5 million. The loan bore interest at the rate of 25%, was subordinated to the agreement between Blaze Software and Coast Business Credit, and was collateralized by certain assets of Blaze Software. The bridge loan was converted into 2,777,778 shares of Series AA Preferred Stock in June 1999.

NOTE 7--INITIAL PUBLIC OFFERING:

  In March 2000, Blaze Software completed its initial public offering and issued 4,000,000 shares of its common stock to the public at a price of $16.00 per share. Blaze Software received net proceeds of approximately $57,090,000 in cash. Upon the closing the offering, all of the outstanding shares of the Series AA and BB convertible preferred stock were converted into an aggregate of 10,369,000 shares of common stock. In addition, the underwriters exercised their over-allotment option, see Note 15, Subsequent Events.

NOTE 8--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  In June 1999, Blaze Software converted all of its outstanding mandatorily redeemable preferred stock into common stock at the applicable conversion rates.

NOTE 9--STOCKHOLDERS EQUITY:

 Reverse Stock Split

  In March 2000, Blaze Software's stockholders approved a 1-for-2 reverse stock split of the Company's preferred and common stock. All share data information has been restated to reflect the reverse stock split.

 Series B Preferred Stock

  In June 1999, Blaze Software converted all of its outstanding Series B preferred stock into shares of common stock.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Preferred Stock Warrants

  In December 1996, warrants to purchase 107,143 shares of the Company's Series B preferred stock were issued at a price per share of $5.60. These warrants expired in December 1999. The fair value of these warrants was not material to the financial statements.

 Series AA and BB Preferred Stock

  In June 1999 and September 1999, Blaze Software issued 8,134,839 and 281,376 shares, respectively, of Series AA convertible preferred stock at a price of $0.54 per share. Net proceeds to Blaze Software were cash of $2.8 million and the cancellation of indebtedness of $1.6 million. Prior to the issuance of Series AA convertible preferred stock, Blaze Software converted all of its outstanding shares of Series A, Series B, Series C Series D, and Series F convertible preferred stock into common stock and all of its warrants for Series E preferred stock into warrants for common stock at the applicable conversion rates in effect for each series. The issuance in September 1999 resulted in a beneficial conversion feature of approximately $2.2 million, calculated in accordance with Emerging Issues Task Force No. 98-5, which resulted in an immediate charge to additional paid-in capital.

  On December 31, 1999 1,952,735 shares of Series BB preferred stock were issued for gross proceeds of approximately $13.9 million. The issuance resulted in a beneficial conversion feature of approximately $9.5 million, calculated in accordance with Emerging Issues Task Force No. 98-5, which resulted in an immediate charge to additional paid-in capital.

  In March 2000, all shares of Series AA and BB preferred stock were converted to shares of common stock effective with the Company's initial public offering.

 Delaware Reincorporation

  In March 2000, Blaze Software reincorporated in the State of Delaware. The par value of the preferred and common stock is $0.0001 per share. All share data information has been restated to reflect the reincorporation.

 Preferred Stock

  In March 2000, Blaze Software's Certificate of Incorporation was amended to authorize 10,000,000 shares of preferred stock. The Board of Directors has the authority to fix or alter the designation, powers, preferences and rights of the shares of preferred stock, and the qualifications, limitations or restrictions to any unissued series of preferred stock.

 Common Stock

  In March 2000, Blaze Software's stockholders approved an increase in the authorized number of common shares from 54,000,000 shares to 200,000,000 shares. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding at the time having priority rights as to dividends.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Blaze Software has reserved shares of common stock for future issuance as of March 31, 2000 as follows (in thousands):

   Options outstanding.................................................... 4,478
   Options available for future grants.................................... 1,059
   Shares available for the employee stock purchase plan..................   750
   Outstanding warrants for common stock..................................     1
                                                                           -----
                                                                           6,288
                                                                           =====

 Common Stock Warrants

  The following table summarizes the activity on common stock warrants:

                                                       Common Stock Warrants
                                                      -------------------------
                                                              Exercise
                                                      Shares   Price    Amount
                                                      ------  -------- --------
   Balance, April 1, 1997............................  5,000             28,000
   Warrants granted..................................  1,005   $5.60      5,625
                                                      ------           --------
   Balance, March 31, 1998 and 1999..................  6,005           $ 33,625
   Warrants exercised................................ (5,000)  $5.60    (28,000)
                                                      ------           --------
   Balance, March 31, 2000...........................  1,005           $  5,625
                                                      ------           --------

  The fair value of these common stock warrants is not material to these financial statements.

NOTE 10--EMPLOYEE BENEFIT PLANS:

 Tax Deferred Savings Plan

  The Company has a savings plan that is intended to qualify as a deferred salary arrangement under Sections 401(a) and 401(k) of the Internal Revenue Code (the "Savings Plan"). All full-time employees of Blaze Software are eligible to participate in the Savings Plan pursuant to the terms of the plan. Participants may defer up to 15 percent of their pre-tax earnings (up to the Internal Revenue Service limit). The Company matches 25 percent of employee contributions up to a maximum of $1,000 per employee. The participants' as well as the Company's matching contributions are fully vested. Company contributions to the Savings Plan were approximately $ 47,000, $ 40,000 and $ 45,000 for fiscal 2000, 1999 and 1998, respectively.

 Stock Option Plans

  In 1986, Blaze Software adopted the 1986 Stock Option Plan (the "1986 Plan") and had 1,254,500 shares of Common Stock reserved for issuance thereunder. In 1996, the 1986 Plan was discontinued and replaced with the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, Blaze Software reserved
5,753,429 shares of common stock for issuance, and in March 2000, stockholders approved an increase in the number of shares available under the 1996 Plan by 1,250,000 shares, to bring the total number of shares available under the 1996 Plan to 7,003,429. In March 2000, stockholders approved the 2000 Stock Option Plan (the "2000 Plan") and reserved 250,000 shares of common stock for future issuance under this plan, plus any shares which have been reserved but unissued under the 1996 stock plan, any shares returned to the 1996 stock plan, and an annual increases equal to the lesser of: (1) 50,000 shares, (2)
4% of the outstanding shares or (3) a lesser amount determined by the board of directors. Pursuant to the terms of the 1996 Plan and 2000 Plan, on March 8, 2000 a total of 1,163,198 shares, representing all of the shares that had been reserved but unissued under the 1996 Plan, were transferred to the pool of shares reserved for issuance under the 2000 Plan. This brought the total number of shares reserved for issuance under the 2000 Plan to 1,413,198.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Options granted under the 1996 Plan and the 2000 Plan (the "Plans") may be incentive stock options or nonqualified stock options and shall be granted at a price not less than 100% or 85% of fair market value, respectively, or at a price not less than 110% of fair market value under certain circumstances. Fair market value (as defined in the Plans) and the vesting, of these options shall be determined by Blaze Software's Board of Directors. The options expire no later than 10 years from the date of grant. Unvested options on termination of employment are canceled and returned to the Plans. Options can be exercised from the date of issuance, even though they have not fully vested. Such shares are subject to repurchase on a pro rata basis over a four-year period from the date of issuance. As of March 31, 2000 and 1999, there were approximately 734,400 and 73,500 shares, respectively, subject to repurchase, at a weighted average price of $ 0.73 per share and $0.56 per share, respectively. During fiscal year 2000 and 1999, approximately 13,100 and 157,500 shares, respectively, were repurchased.

  Shares acquired under the Plans are subject to Stock Purchase Agreements, which provide Blaze Software with a right of first refusal and grant Blaze Software repurchase rights for unvested shares, at their original cost.

  Options granted under the Plans have a term of ten years measured from the grant date and are initially unvested. Participants vest in the option shares granted over a four-year period with (i) twenty-five percent of the option shares vesting upon the completion of one year of service, and (ii) the balance of the option shares in thirty-six successive equal monthly installments upon the participants completion of each additional month of service.

  A summary of the status of Blaze Software's stock option plans as of March 31, 1998, 1999, and 2000 and changes during the years ended on these dates is presented below (in thousands, except per share amounts):

                                                         Options Outstanding
                                                      --------------------------
                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                       Shares   Number   Price
                                                      Available   of      per
                                                      for Grant Shares   Share
                                                      --------- ------  --------
   Options outstanding at April 1, 1997..............     253    1,231   $0.56
   Granted...........................................    (673)     673   $0.62
   Exercised.........................................     --      (173)  $0.56
   Canceled..........................................     425     (425)  $0.57
                                                       ------   ------   -----
   Options outstanding at March 31, 1998.............       5    1,306   $0.59
   Additional shares reserved........................     104      --      --
   Granted...........................................    (625)     625   $0.80
   Exercised.........................................     --       (98)  $0.57
   Canceled..........................................     637     (637)  $0.59
                                                       ------   ------   -----
   Options outstanding at March 31, 1999.............     121    1,196   $0.70
   Additional shares reserved........................   5,706      --      --
   Granted...........................................  (4,970)   4,970   $1.83
   Exercised.........................................     --    (1,486)  $0.51
   Canceled..........................................     202     (202)  $1.42
                                                       ------   ------   -----
   Options outstanding at March 31, 2000.............   1,059    4,478   $1.98
                                                       ======   ======   =====

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The following table summarizes information concerning options outstanding and exercisable under the Plans as of March 31, 2000:

                                            Options Outstanding and Exercisable
                                            ------------------------------------
                                                            Weighted-
                                                             Average
                                                            Remaining  Weighted-
                                                           Contractual  Average
                                              Number of       Life     Exercise
   Range of Exercise Price                      Shares       (Years)     Price
   -----------------------                  -------------- ----------- ---------
                                            (in thousands)
    $0.10..................................     2,368         9.43      $ 0.10
    $0.56..................................       116         6.79      $ 0.56
    $0.80..................................       618         8.33      $ 0.80
    $1.00-$2.00............................       394         9.61      $ 1.16
    $6.00..................................       613         9.83      $ 6.00
    $8.00-$16.00...........................       369         9.96      $10.67
                                                -----
                                                4,478         9.32      $ 1.98
                                                =====

 2000 Employee Stock Purchase Plan

  In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "ESPP"), which is designated to allow eligible employees of the Company to purchase shares of common stock at semiannual intervals through periodic payroll deductions. An aggregate of 750,000 shares of common stock have been reserved for the ESPP, and no shares have been issued through March 31, 2000. The ESPP permits eligible employees to purchase common stock through payroll deductions of up to 15% of an employee's compensation, up to a maximum of $25,000 for all purchases ending within the same calendar year. Each offering period will run for twenty-four months and consist of four six-month purchase periods. The price at which common stock will be purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of each purchase period, whichever is lower.

 Stock-based compensation

  In connection with certain stock option grants during the year ended March 31, 2000, Blaze Software recorded stock-based compensation totaling $37.6 million, which is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four years. Stock-based compensation amortization recognized during the year ended March 31, 2000 totaled $16.4 million. If the stock-based compensation for the year ended March 31, 2000 had been allocated across the relevant functional expense categories within operating expenses, it would be allocated as follows:

                                                                      Year Ended
                                                                      March 31,
                                                                         2000
                                                                      ----------
   Research and development..........................................  $ 3,651
   Selling and marketing.............................................    4,300
   General and administrative........................................    8,449
                                                                       -------
                                                                       $16,400
                                                                       =======

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Fair value disclosures

  The following information concerning Blaze Software's stock option plans is provided in accordance with SFAS No. 123. Blaze Software accounts for such plans in accordance with APB No. 25.

  The fair value of each option grant has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for grants:

                                                          Years Ended March 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   Risk-free interest rate..............................    5.7%    4.7%    5.3%
   Expected life........................................ 5 years 5 years 5 years
   Dividend yield.......................................     --      --      --
   Expected volatility..................................      0%      0%      0%

  For purposes of pro forma disclosures, the estimated fair value of the options are amortized over the option's vesting period. Blaze Software pro forma information follows (in thousands, except per share amounts):

                                                    Years ended March 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
   Net loss attributable to common stockholders... $(35,948) $(6,858) $(6,845)
                                                   ========  =======  =======
   Net loss--FAS 123 adjusted..................... $(36,119) $(6,896) $(6,896)
                                                   ========  =======  =======
   Net loss per share--as reported
     Basic and diluted............................ $  (6.22) $(18.49) $(54.76)
                                                   ========  =======  =======
   Net loss per share--FAS 123 adjusted
     Basic and diluted............................ $  (6.25) $(18.59) $(55.17)
                                                   ========  =======  =======

  The weighted-average fair value of options granted in fiscal 2000, 1999 and 1998 was $0.44, $0.18 and $0.14, respectively.

  The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future periods are anticipated.

NOTE 11--COMPREHENSIVE INCOME:

  Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") Blaze Software displays all items required to be recognized under accounting standards as components of its comprehensive income.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The comprehensive loss presented in the accompanying statements of operations consists of the net unrealized gains and losses on available-for-sale-investments and foreign currency translation adjustments, net of the related tax effects for all periods presented. The tax effects for other comprehensive income were immaterial for all periods presented. The balances for each component of accumulated other comprehensive income are as follows (in thousands):

                                                                       As of
                                                                     March 31,
                                                                     ----------
                                                                     2000  1999
                                                                     ----  ----
   Cumulative translation adjustments............................... $509  $290
   Unrealized gain/(loss) on investments............................  (20)  --
                                                                     ----  ----
   Accumulated other comprehensive income........................... $489  $290
                                                                     ====  ====

NOTE 12--COMMITMENTS AND CONTINGENCIES:

  Blaze Software leases administrative, engineering and sales facilities in the United States, the United Kingdom, France, Germany, Japan and Australia under noncancelable operating leases that expire at various dates through 2005. Blaze Software is generally responsible for insurance and property taxes. Blaze Software's primary lease in San Jose, California, is subject to annual payment increases based on the consumer price index. Blaze Software also leases computer equipment under leases classified as capital leases.

  The Company's primary building lease for its corporate headquarters is secured by a certificate of deposit of $702,000. This deposit has been classified as restricted cash on the balance sheet as of March 31, 2000.

  As of March 31, 2000, the aggregate future minimum lease payments under all noncancelable leases are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
   Year Ended March 31,
   2001.......................................................  $ 265   $2,191
   2002.......................................................    238    1,846
   2003.......................................................     80    1,772
   2004.......................................................    --     1,675
   2005.......................................................    --     1,367
                                                                -----   ------
     Total minimum lease payments.............................    583   $8,851
                                                                        ======
   Less: amount representing interest.........................   (151)
                                                                -----
   Present value of capital lease obligations.................    432
   Current portion............................................   (176)
                                                                -----
   Long-term portion..........................................  $ 256
                                                                =====

  Rent expense in fiscal years 2000, 1999 and 1998 was approximately $976,000, $1,002,000 and $871,000, respectively.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Employment agreements

  Blaze Software has entered into employment agreements with certain officers of the Company. Some employment agreements also provide for severance in the event the individual is terminated without cause.

 Litigation

  From time to time, Blaze Software may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against Blaze Software, the ultimate disposition of which would have a material impact on Blaze Software's financial position or results of operations. On January 6, 2000, a founder and former director of Blaze Software, notified the Company of claims that he may assert against Blaze Software. The founder and former director contends that his personal equity ownership of Blaze Software was diluted improperly in connection with our Series AA preferred stock financing that closed in June and September 1999. In particular, he contends that he was wrongfully denied the opportunity to purchase shares at a price of $0.54 per share in connection with the financing, and that the financing was otherwise unfair and benefited participating stockholders. If he had participated in the financing, he would have been able to purchase up to 1,710,949 shares. The Company believes that his assertions are without merit and intend to vigorously defend any claims that he may bring against Blaze Software. On March 17, 2000, the Company filed a complaint against the founder and former director in the United States District Court for the Northern District of California asking for declaratory relief regarding his allegations. However, should any litigation be decided adversely to the Company, Blaze Software may be required to pay substantial damages or issue additional shares to him. In addition, other stockholders that did not participate in the financing may assert similar claims against the Company. If the Company is required to issue additional shares to him or other stockholders, then-existing stockholders would experience dilution of their ownership and the Company would need to record an accounting charge in the statement of operations equal to the fair market value of the shares at the time of issuance.

NOTE 13--INCOME TAXES:

  The components of income tax expense consisted of the following (in thousands):

                                                              Years ended March
                                                                     31,
                                                              -----------------
                                                              2000  1999  1998
                                                              ----- ----- -----
   Current:
     Federal................................................. $ --  $ --  $ --
     Foreign.................................................   149    82    68
     State...................................................     4     5   --
   Deferred--federal and state...............................   --    --    --
                                                              ----- ----- -----
     Income tax expense...................................... $ 153 $  87 $  68
                                                              ===== ===== =====

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The components of net deferred tax assets were as follows (in thousands):

                                                              As of March 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Accrued liabilities....................................... $    846  $   576
   Deferred revenue..........................................       20       12
   Net operating loss carryforwards..........................    7,906    6,702
   Credit carryforwards and other............................    2,099    1,428
                                                              --------  -------
                                                                10,871    8,718
   Valuation allowance.......................................  (10,871)  (8,718)
                                                              --------  -------
     Net deferred tax assets................................. $    --   $   --
                                                              ========  =======

  Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, Blaze Software has placed a valuation allowance against its net deferred tax assets. The valuation allowance increased by $2,153,000, $1,618,000 and $1,969,000 during fiscal years 2000, 1999 and 1998, respectively.

  Blaze Software's expected U.S. Federal statutory income tax rate (34%) differs from the effective tax rate as follows:

                              Years ended March
                                     31,
                              ---------------------
                              2000    1999    1998
                              -----   -----   -----
   "Expected" income
    benefit.................. (34.0)% (34.0)% (34.0)%
   Net operating loss not
    benefited................  10.5    34.0    34.0
   Foreign income and
    withholding taxes........   1.0     1.6     1.4
   Stock compensation........  23.5     --      --
                              -----   -----   -----
     Effective tax rate......   1.0 %   1.6 %   1.4 %
                              =====   =====   =====

  At March 31, 2000, Blaze Software had available net operating loss carryforwards of approximately $22,454,000 and $6,987,000 to offset future federal and state taxable income, respectively. At March 31, 2000, Blaze Software also had available research and development credit carryforwards and other credit carryforwards of approximately $1,297,000 and $479,000 to offset future federal and state taxable income, respectively, and foreign tax credits of approximately $322,000 available to offset future federal taxable income. These carryforwards expire from 2000 to 2010.

  For federal and state tax purposes, a portion of Blaze Software's net operating loss carryforwards may be subject to certain limitation on annual utilization in case of a change in ownership, as defined by federal and state tax law.

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 14--SEGMENT INFORMATION:

  Blaze Software, which operates in a single business segment, develops and licenses component-based development software for building business-critical applications and also provides related maintenance and consulting services. Operations of Blaze Software's overseas subsidiaries consist of product license revenues and service revenues.

  Intercompany transfers between geographic areas are accounted for at prices that approximate arm's length transactions.

  Information regarding geographic areas at March 31, 2000, 1999 and 1998, and for each of the years then ended, is as follows (in thousands):

Geographic Area           Americas  Europe   Pacific Rim Eliminations  Total
---------------           --------  -------  ----------- ------------ --------
March 31, 2000 and for
 the year then ended:
  Sales to unaffiliated
   customers............. $ 15,112  $ 2,137    $   947     $    --    $ 18,196
                          --------  -------    -------     --------   --------
  Operating (loss)
   income................  (24,446)    (335)    (1,388)         --     (26,169)
                          --------  -------    -------     --------   --------
  Liabilities--continued
   operations............   15,679    6,981      4,487      (14,533)    12,614
  Liabilities--
   discontinued
   operations............      (24)     --         --           --         (24)
                          --------  -------    -------     --------   --------
    Total Liabilities....   15,655    6,981      4,487      (14,533)    12,590
                          --------  -------    -------     --------   --------
  Identifiable assets--
   continued operations..   84,962    6,053      1,610      (14,881)    77,744
  Identifiable assets--
   discontinued
   operations............      209      223        183          --         615
                          --------  -------    -------     --------   --------
    Total Identifiable
     assets.............. $ 85,171  $ 6,276    $ 1,793     $(14,881)  $ 78,359
                          ========  =======    =======     ========   ========
March 31, 1999 and for
 the year then ended:
  Sales to unaffiliated
   customers............. $  6,933  $ 1,563    $   558     $    --    $  9,054
                          --------  -------    -------     --------   --------
  Operating (loss)
   income................   (4,944)    (603)        35          --      (5,512)
                          --------  -------    -------     --------   --------
  Liabilities--continued
   operations............   13,718    5,764      3,838      (12,164)    11,156
  Liabilities--
   discontinued
   operations............      (70)     --         --           --         (70)
                          --------  -------    -------     --------   --------
    Total Liabilities....   13,648    5,764      3,838      (12,164)    11,086
                          --------  -------    -------     --------   --------
  Identifiable assets--
   continued operations..   11,233    5,408      2,320      (12,379)     6,582
  Identifiable assets--
   discontinued
   operations............      417      416        350           --      1,183
                          --------  -------    -------     --------   --------
    Total Identifiable
     assets.............. $ 11,650  $ 5,824      2,670     $(12,379)  $  7,765
                          ========  =======    =======     ========   ========
March 31, 1998 and for
 the year then ended:
  Sales to unaffiliated
   customers............. $  3,492  $   808    $    62     $    --    $  4,362
                          --------  -------    -------     --------   --------
  Operating (loss)
   income................   (1,452)  (1,713)       195          --      (2,970)
                          --------  -------    -------     --------   --------
  Liabilities--continued
   operations............   15,041    4,502      3,307      (11,498)    11,352
  Liabilities--
   discontinued
   operations............      441      --         --           --         441
                          --------  -------    -------     --------   --------
    Total Liabilities....   15,482    4,502      3,307      (11,498)    11,793
                          --------  -------    -------     --------   --------
  Identifiable assets--
   continued operations..   16,472    4,034      1,453      (11,714)    10,245
  Identifiable assets--
   discontinued
   operations............    1,643      927      1,039          --       3,609
                          --------  -------    -------     --------   --------
    Total Identifiable
     assets.............. $ 18,115  $ 4,961    $ 2,492      (11,714)    13,854
                          ========  =======    =======     ========   ========

                             BLAZE SOFTWARE, INC.
                         (FORMERLY NEURON DATA, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 15--SUBSEQUENT EVENTS

  In April 2000, in connection with the initial public offering, the underwriters purchased an additional 600,000 shares of common stock as a result of the exercise of their over-allotment option. This sale resulted in additional net proceeds of approximately $8,800,000.

  On June 20, 2000, Brokat Infosystems AG and Blaze Software announced that the companies had entered into a definitive agreement for Brokat to acquire Blaze Software in a stock-for-stock merger, subject to the approval of Blaze Software stockholders, regulatory agencies and other customary closing conditions. Under the terms of the agreement, Blaze Software stockholders will receive an American Depositary Share equivalent of 0.1826 of a Brokat ordinary share in exchange for each share of Blaze Software common stock. Based on Brokat's closing price on June 19, 2000, the acquisition is valued at approximately $560 million. The merger is intended to be accounted for as a purchase, tax-free to Blaze Software stockholders, and is expected to close in September 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective April 1999, PricewaterhouseCoopers LLP was engaged as our independent accountants and replaced KPMG LLP, who were dismissed as our independent accountants. The decision to change accountants was approved by our board of directors. The audit report of KPMG LLP for the year ended March 31, 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the audit report issued by KPMG LLP for the year ended March 31, 1998 included an explanatory paragraph citing factors that raised substantial doubt surrounding our ability to continue as a going concern. In connection with its audits through March 31, 1998 and through the date of their replacement, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. KPMG LLP has not audited or reported on any of the consolidated financial statements or information included in this report. For purposes of this filing, the consolidated financial statements for the year ended March 31, 1998 as well as the consolidated financial statements for the years ended March 31, 1999 and 2000 have been audited by PricewaterhouseCoopers LLP. Prior to retaining PricewaterhouseCoopers LLP, we had not consulted with PricewaterhouseCoopers LLP on items that involved our accounting principles or the form of audit opinion to be issued on our consolidated financial statements included in this report.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding our directors and executive officers is incorporated by reference to the sections entitled "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our Definitive Proxy Statement for the Special Meeting of Stockholders to be filed with the SEC or an amendment to this Form 10-K within 120 days after the end of our fiscal year ended March 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Definitive Proxy Statement for the Special Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for the Special Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions are incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Definitive Proxy Statement for the Special Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report on Form 10-K:

  1. Financial Statements

  The following consolidated financial statements of Blaze Software, Inc. and the related Report of Independent Accountants are filed as part of this report on Form 10-K:

   Report of Independent Accountants......................................
   Consolidated Balance Sheets as of March 31, 2000 and 1999..............
   Consolidated Statements of Operations for the years ended March 31,
    2000, 1999 and 1998...................................................
   Consolidated Statements of Stockholders' Equity (Deficit) for the years ended March 31, 2000, 1999 and 1998...................................
   Consolidated Statements of Cash Flows for the years ended March 31,
    2000, 1999 and 1998...................................................
   Notes to Consolidated Financial Statements.............................

  2. Financial Statement Schedules

   Report of Independent Accountants on Financial Statement Schedule........
   Schedule II--Valuation and Qualifying Accounts...........................

  3. Exhibits

  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report on Form 10-K.

  (b) Reports on Form 8-K.

  No such reports were filed in the quarter ended March 31, 2000.

  (c) Exhibits.

 Exhibit
   No.                                Exhibit Title
 -------                              -------------
  2.1     Agreement and Plan of Merger dated as of June 19, 2000 by and between
           Brokat Infosystems AG and Blaze Software, Inc. (excluding
           exhibits)(1)

  2.2     Stockholders' Agreement dated as of June 19, 2000(1)

  3.1     Amended and Restated Certificate of Incorporation(2)

  4.1     Bylaws(2)

  4.2     Specimen common stock certificate(2)

 10.1     Amended and Restated Investors Rights Agreement dated December 31,
           1999(2)

 10.2     1996 Stock Plan and forms of agreements thereunder(3)

 10.3     2000 Stock Plan and forms of agreements thereunder(2)

 10.4     2000 Employee Stock Purchase Plan(2)

 10.5 Form of Indemnification Agreement with executive officers and directors(2)

 10.7     Offer letter for Thomas Kelly dated July 15, 1998(2)

 10.8     Offer letter for Gary Shroyer dated June 9, 1998(2)

 10.9     Offer letter for Eric Kintzer dated February 13, 1998(2)

 10.10    Loan Agreement dated March 11, 1994 between the registrant and
           CoastFed Business Credit(2)

 10.11    Lease between the registrant and SJ Plaza, LLC dated November 12,
           1999 for Leased Premises located at Suite 800 and Suite 900, 150
           Almaden Blvd., San Jose, California(2)

 10.11(a) First Amendment to Lease, dated March 31, 2000 relating to the Lease between the registrant and SJ Plaza, LLC dated November 12, 1999 for Leased Premises located at Suite 800 and Suite 900, 150 Almaden
           Blvd., San Jose, California

 10.12    Amended and Restated Voting Agreement dated February 25, 1998(2)

 10.13    Series AA Preferred Stock Purchase Agreement dated June 1, 1999(2)

 10.14    Series BB Preferred Stock Purchase Agreement dated December 31,
           1999(2)

 16.1     Letter from KPMG Peat Marwick LLP(2)

 21.1     Subsidiaries of the registrant(2)

 23.1     Consent of PricewaterhouseCoopers LLP

 24.1     Power of Attorney (see page 61)

 27.1     Financial Data Schedule

--------
(1) Incorporated by reference to the exhibit filed with Form 8-K filed on June 21, 2000.

(2) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-1 (333-94549), as amended.

(3) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-8 (333-40366)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Jose, California, this June 29, 2000.

                                          BLAZE SOFTWARE, INC.

                                                    /s/ Thomas Kelly
                                          By: _________________________________
                                                        Thomas Kelly
                                                  Chief Executive Officer,
                                                         President
                                               (Principal Executive Officer)

                                                    /s/ Gary Shroyer
                                          By: _________________________________
                                                        Gary Shroyer
                                                  Chief Financial Officer
                                                         (Principal
                                             Financial and Accounting Officer)




                      [Signatures continued on next page]

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gary Shroyer and Robert S. Michitarian, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

             Signature                           Title                 Date
             ---------                           -----                 ----

        /s/ Thomas Kelly             Chief Executive Officer,      June 29, 2000
____________________________________  President and Chairman of
           (Thomas Kelly)             the Board of Directors
                                      (Principal Executive
                                      Officer)

        /s/ Gary Shroyer             Chief Financial Officer       June 29, 2000
____________________________________  (Principal Financial and
           (Gary Shroyer)             Accounting Officer)

   /s/ Charles M. Boesenberg         Director                      June 29, 2000
____________________________________
      (Charles M. Boesenberg)

        /s/ Mark DeNino              Director                      June 29, 2000
____________________________________
           (Mark DeNino)

     /s/ William H. Harding          Director                      June 29, 2000
____________________________________
        (William H. Harding)

      /s/ L. George Klaus            Director                      June 29, 2000
____________________________________
         (L. George Klaus)

        /s/ Ken Goldman              Director                      June 29, 2000
____________________________________
           (Ken Goldman)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Blaze Software, Inc.

  Our audits of the consolidated financial statements referred to in our report dated April 19, 2000, except for Note 15 as to which the date is June 20, 2000, appearing in the fiscal 2000 Annual Report to Stockholders of Blaze Software, Inc. as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

San Jose, California
June 20, 2000

                                                                     SCHEDULE II

                              BLAZE SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                  Balance at                         Balance at
                                  Beginning   Additions                 End
                                   of Year   (Deductions) Write-offs  of Year
                                  ---------- ------------ ---------- ----------
   Allowance for doubtful
    accounts:
     Year ended March 31, 2000..    $  443      $  120      $ (51)    $   512
     Year ended March 31, 1999..       608         366       (531)        443
     Year ended March 31, 1998..       644         753       (789)        608
   Valuation allowance for
    deferred tax assets:
     Year ended March 31, 2000..    $8,718      $2,153      $ --      $10,871
     Year ended March 31, 1999..     7,100       1,618        --        8,718
     Year ended March 31, 1998..     5,131       1,969        --        7,100

                                 EXHIBIT INDEX

 Exhibit
   No.                                Exhibit Title
 -------                              -------------
  2.1     Agreement and Plan of Merger dated as of June 19, 2000 by and between
           Brokat Infosystems AG and Blaze Software, Inc. (excluding
           exhibits)(1)

  2.2     Stockholders' Agreement dated as of June 19, 2000(1)

  3.1     Amended and Restated Certificate of Incorporation(2)

  4.1     Bylaws(2)

  4.2     Specimen common stock certificate(2)

 10.1     Amended and Restated Investors Rights Agreement dated December 31,
           1999(2)

 10.2     1996 Stock Plan and forms of agreements thereunder(3)

 10.3     2000 Stock Plan and forms of agreements thereunder(2)

 10.4     2000 Employee Stock Purchase Plan(2)

 10.5 Form of Indemnification Agreement with executive officers and directors(2)

 10.7     Offer letter for Thomas Kelly dated July 15, 1998(2)

 10.8     Offer letter for Gary Shroyer dated June 9, 1998(2)

 10.9     Offer letter for Eric Kintzer dated February 13, 1998(2)

 10.10    Loan Agreement dated March 11, 1994 between the registrant and
           CoastFed Business Credit(2)

 10.11    Lease between the registrant and SJ Plaza, LLC dated November 12,
           1999 for Leased Premises located at Suite 800 and Suite 900, 150
           Almaden Blvd., San Jose, California(2)

 10.11(a) First Amendment to Lease, dated March 31, 2000 relating to the Lease between the registrant and SJ Plaza, LLC dated November 12, 1999 for Leased Premises located at Suite 800 and Suite 900, 150 Almaden
           Blvd., San Jose, California

 10.12    Amended and Restated Voting Agreement dated February 25, 1998(2)

 10.13    Series AA Preferred Stock Purchase Agreement dated June 1, 1999(2)

 10.14    Series BB Preferred Stock Purchase Agreement dated December 31,
           1999(2)

 16.1     Letter from KPMG Peat Marwick LLP(2)

 21.1     Subsidiaries of the registrant(2)

 23.1     Consent of PricewaterhouseCoopers LLP

 24.1     Power of Attorney (see page 61)

 27.1     Financial Data Schedule

--------
(1) Incorporated by reference to the exhibit filed with Form 8-K filed on June 21, 2000.

(2) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-1 (333-94549), as amended.

(3) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-8 (333-40366)