Form 10-K/A
period 2000-03-31
BLAZE SOFTWARE INC
filed 2000-07-27
CIK 1103088

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              BLAZE SOFTWARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

 PART I...................................................................   1

    ITEM 1.  BUSINESS....................................................    1

    ITEM 2.  PROPERTIES..................................................   10

    ITEM 3.  LEGAL PROCEEDINGS...........................................   10

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10

 PART II..................................................................  12

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................   12

    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA........................   13

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................   14

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   32

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................   57

 PART III.................................................................  58

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   58

    ITEM 11. EXECUTIVE COMPENSATION......................................   62

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................   70

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   72

 PART IV..................................................................  74

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K....................................................   74

 SIGNATURES ..............................................................  75

 EXHIBIT INDEX............................................................  76

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K/A.

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

Results of Operations

  The following table presents certain financial data as a percentage of total revenues for the periods indicated:

                                                      Years Ended March
                                                             31,
                                                     -----------------------
                                                      2000    1999     1998
                                                     ------   -----   ------
Consolidated Statement of Operations Data:
Net revenues:
  Product licenses..................................   46.6 %  41.1 %   81.6 %
  Services and maintenance..........................   53.4    58.9     18.4
                                                     ------   -----   ------
    Total revenues..................................  100.0   100.0    100.0
                                                     ------   -----   ------
Cost of revenues:
  Product licenses..................................    0.4     0.4      1.7
  Services and maintenance..........................   37.4    31.9     11.7
                                                     ------   -----   ------
    Total cost of revenues..........................   37.8    32.3     13.4
                                                     ------   -----   ------
Gross profit........................................   62.2    67.7     86.6
                                                     ------   -----   ------
Operating expenses:
  Research and development..........................   27.9    42.4     44.4
  Sales and marketing...............................   67.2    61.7     84.9
  Selling, general and administrative...............   20.8    24.4     25.3
  Stock-based compensation..........................   90.1     --       --
                                                     ------   -----   ------
    Total operating expenses........................  206.0   128.5    154.6
                                                     ------   -----   ------
Operating loss...................................... (143.8)  (60.8)   (68.0)
Interest expense, net...............................   (0.5)   (2.8)   (13.6)
                                                     ------   -----   ------
Net loss from continuing operations before income
 taxes.............................................. (144.3)  (63.6)   (81.6)
Provision for income taxes..........................   (0.9)   (1.0)    (1.6)
                                                     ------   -----   ------
Net loss from continuing operations................. (145.2)  (64.6)   (83.2)
Income (loss) from discontinued user interface
 business...........................................   14.6     2.7    (49.8)
                                                     ------   -----   ------
Net loss............................................ (130.6)% (61.9)% (133.0)%
                                                     ------   -----   ------

Years Ended March 31, 2000 and 1999

 Total Revenues

  Total revenues increased $9.1 million, or 101%, to $18.2 million in fiscal 2000 from $9.1 million in fiscal 1999. This increase was due to an increase in the number and average size of sales of our products and services and maintenance generated. Total revenues from sales to customers outside the Americas were $3.1 million, or 17%, of total revenues in fiscal 2000 and $2.1 million, or 23%, of total revenues in fiscal 1999. Unisys Corporation accounted for 23% of total revenues in fiscal 2000 and 19% of total revenues in fiscal 1999. This was for products and services used in support of their design and development work in connection with the deployment at Norwest Financial Information Services.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Registrant

  The following table sets forth certain information with respect to the executive officers and directors of Blaze Software as of March 31, 2000.

                  Name                  Age              Position
 -------------------------------------- --- ----------------------------------
 Thomas F. Kelly.......................  47 President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors
 Gary Shroyer..........................  47 Senior Vice President, Finance and
                                             Administration and Chief
                                             Financial Officer
 Eric Kintzer..........................  45 Vice President and Chief
                                             Technology Officer
 Jeffrey E. Fisher.....................  42 Vice President, Engineering
 Mark Fishwick.........................  42 Vice President, Professional
                                             Services
 Joseph Masarich.......................  40 Vice President, Sales
 Robert S. Michitarian.................  34 Vice President and General Counsel
 William Seawick.......................  45 Vice President, Marketing
 Peter R. Smiderle.....................  49 Vice President
 Charles M. Boesenberg(1)..............  51 Director
 Mark J. DeNino(2).....................  46 Director
 Ken Goldman(1)........................  50 Director
 William J. Harding(2).................  52 Director
 L. George Klaus(1)....................  59 Director

--------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

  Thomas F. Kelly has been President, Chief Executive Officer and a director of Blaze Software since July 1998. From March 1996 to March 1998, Mr. Kelly held executive positions at Cirrus Logic, Inc., a semiconductor company, most recently as Chief Operating Officer. From September 1993 to December 1995, Mr. Kelly was Executive Vice President and Chief Financial Officer of Frame Technology, a software company. From January 1992 to July 1993, Mr. Kelly was Senior Vice President and Chief Financial Officer of Cadence Design Systems, Inc., a software company. Mr. Kelly received a B.S. in Economics from Santa Clara University.

  Gary Shroyer has been Senior Vice President, Finance and Administration and Chief Financial Officer of Blaze Software since July 1998. From April 1996 to June 1998, Mr. Shroyer was Vice President of Finance and Operations and Chief Financial Officer at Accugraph Corp., a telecommunications software company. From February 1993 to March 1996, Mr. Shroyer held various positions at Maxtor Corporation, a computer hardware company, including director of finance, vice president of finance and corporate controller. Mr. Shroyer received an M.B.A. from the University of Colorado and a B.S. in Accounting from Ball State University.

  Eric Kintzer has been Vice President and Chief Technology Officer of Blaze Software since March 1998. Mr. Kintzer was Vice President, Engineering from April 1999 to February 2000. From January 1995 to February 1998, Mr. Kintzer was Vice President of Technical Architecture of American Management Systems, a software company. From April 1984 to September 1994, Mr. Kintzer was Vice President and General Manager of Software Development of Syntelligence Systems, a software company. Mr. Kintzer received an M.B.A. in Statistics and Management Science and a B.S.E. in Industrial and Operations Engineering from the University of Michigan.

  Jeffrey E. Fisher has been Vice President, Engineering of Blaze Software since February 2000. From March 1996 to February 2000, Mr. Fisher was Vice President of Product Development at Saratoga Systems, Inc., a software company. From March 1993 to March 1996, he was Vice President of Engineering at Resumix, Inc., a software company. Mr. Fisher received an M.S. in computer science from West Coast University and a B.A. in mathematics from the University of California at San Diego.

  Mark Fishwick has been Vice President, Professional Services of Blaze Software since October 1999. From October 1997 to October 1999, Mr. Fishwick was Senior Vice President of Customer Services at Chordiant Software, a software company. From August 1993 to October 1997, Mr. Fishwick was Executive Director of International Support at Informix Software, a database software company. From January 1990 to July 1993, Mr. Fishwick was Customer Services Director of Europe, Middle East and Africa at Informix Software, a database software company. Mr. Fishwick received a M.A. in Geography from Pembroke College, University of Oxford, England.

  Joseph Masarich has been Vice President of Sales of Blaze Software since July 1999. From December 1997 to February 1999, Mr. Masarich was Senior Vice President of Marketing and Sales at Summit Design, an enterprise EDA software company. From December 1996 to May 1997, Mr. Masarich was Vice President of Worldwide Sales at Technology Modeling Associates, a software company. From August 1986 to December 1996, Mr. Masarich held various senior sales management positions at Cadence Design Systems, Inc. Mr. Masarich received an M.S. in Management from Stanford University and a B.S. in Mechanical Engineering from the Pratt Institute.

  Robert S. Michitarian has been Vice President and General Counsel of Blaze Software since March 2000, and Secretary of Blaze Software since April 2000. From 1998 to 2000, Mr. Michitarian was Corporate Counsel of Genentech, Inc., a biotechnology company. From 1994 to 1998, Mr. Michitarian was an associate with the law firm of Latham & Watkins. Mr. Michitarian received a J.D. from the University of Virginia School of Law and a B.A. in Political Science from Stanford University.

  William Seawick has been Vice President, Marketing of Blaze Software since May 1999. From May 1997 to April 1998, Mr. Seawick was Vice President of Marketing at Kanisa, Inc., a consulting company. From May 1996 to May 1997, Mr. Seawick was Senior Director of Marketing at Oracle Corporation, a database software company. From June 1990 to May 1996, Mr. Seawick was Group Manager of Business and Market Development at Sun Microsystems, Inc., a computer company. Mr. Seawick received an M.B.A. from Cornell University Graduate School of Business and a B.A. in European Economic History from the University of Rochester.

  Peter R. Smiderle has been Vice President of Blaze Software since January 2000. From July 1997 until July 1999, Mr. Smiderle was Vice President of Sales for the Americas and Strategic Multi-National Accounts at Cirrus Logic. From April 1995 until July 1997, Mr. Smiderle was the Director of Sales for a focus division of Cirrus Logic. From January of 1987 to April of 1995, Mr. Smiderle held various senior marketing and sales management positions at Zilog Inc. and Cirrus Logic. Mr. Smiderle received an M.B.A. from Santa Clara University Graduate School of Business and a B.S. in Psychology also from Santa Clara University.

  Charles M. Boesenberg has served as director of Blaze Software since January 2000. Mr. Boesenberg joined Integrated Systems, Inc. in December 1998 as President, Chief Executive Officer and a director. From December 1997 to December 1998, Mr. Boesenberg was President and Chief Executive Officer of Magellan Corporation, a satellite-access products company. From January 1995 until it merged with Magellan Corporation in December 1997, Mr. Boesenberg was President and Chief Executive Officer of Ashtech, Inc., a business-to-business GPS company. Previously, he was President, Chief Executive Officer and Chairman of Central Point Software, Inc., President of MIPS Computer Systems, Inc., and Senior Vice President of Apple Computer, Inc. Mr. Boesenberg serves as a director of Symantec Corporation. Mr. Boesenberg received an M.S. in Business Administration from Boston University and a B.S. in Mechanical Engineering from Rose Hulman Institute of Technology.

  Mark J. DeNino has served as a director of Blaze Software since 1997. Mr. DeNino has served as managing director of TL Ventures since 1994. From 1990 to 1994, Mr. DeNino was President of Crossroads Capital, Inc., an investment bank. From 1986 to 1990, Mr. DeNino held various positions including head of investment banking at Fidelity Bank and was President of its venture capital Small Business Investment Company Group. Mr. DeNino also serves as a director of Vuent, Inc., Coastal Security Systems, Inc., Cruise411.com, Inc.,

IPNetwork.com, Inc., Pac-West Telecom, Inc., Participate.com, Inc., and Traffic.com, Inc. Mr. DeNino received his B.A. in Finance and Accounting from Boston College and his M.B.A. from the Harvard Graduate School of Business Administration.

  Ken Goldman has served as a director of Blaze Software since December 1999. Mr. Goldman has been Senior Vice President and Chief Financial Officer of Excite@Home since he joined @Home Corporation, the predecessor to Excite@Home, in July 1996. From July 1992 to July 1996, he was Senior Vice President and Chief Financial Officer of Sybase, Inc., a database software and services company. From 1989 to July 1992, Mr. Goldman was Vice President of Finance and Administration and Chief Financial Officer at Cypress Semiconductor Corporation, a semiconductor manufacturer. From 1983 to 1989, he was Vice President and Chief Financial Officer of VLSI Technology Inc. Mr. Goldman serves on the board of directors of One World Systems, several private companies, and the American Electronic Association. Mr. Goldman is also a member of the FASB Advisory Council. Mr. Goldman holds an M.B.A. from the Harvard University Graduate School of Business and a B.S. in Electrical Engineering from Cornell University.

  William Harding has served as a director of Blaze Software since June 1996 and served as Chairman of the Board from June 1996 to July 1998. Dr. Harding has been a Managing Member of Morgan Stanley Dean Witter Venture Partners, a venture capital firm, since 1994. From 1985 to 1994, Dr. Harding was a General Partner of J.H. Whitney & Co., an investment management company. Dr. Harding currently serves on the board of directors of Commerce One, Inc., InterNAP Network Services Corporation, Persistence Software, Inc. and several private companies. Dr. Harding received a Ph.D. in Engineering from Arizona State University, and an M.S. in Systems Engineering from the University of Arizona and a B.S. in Engineering Mathematics.

  L. George Klaus has served as a director of Blaze Software since December 1999. Mr. Klaus has served as a director of Epicor Software and has served as its President and Chief Executive Officer since February 1996 and Chairman of the Board since September 1996. From July 1993 to November 1995, Mr. Klaus served as President, Chief Executive Officer and Chairman of the Board of Frame Technology, Inc., a software company. From September 1992 to July 1993, Mr. Klaus was Chairman of the Board and President at Integral Systems, Inc., a software company. From December 1991 to May 1992, Mr. Klaus was Chief Operating Officer at Cadence Design Systems, Inc., a software company. In addition, Mr. Klaus was President and Chief Operating Officer at Valid Logic Systems, Inc., a supplier of electronic design automation software tools from October 1989 to December 1991. Mr. Klaus currently serves on the board of FileNet Corporation. Mr. Klaus received a B.S. in Mathematics from California State University at Northridge.

Committees of the Board of Directors

  Our audit committee consists of Messrs. Goldman, Boesenberg and Klaus. The audit committee makes recommendations to the board of directors regarding the selection of our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and reviews and evaluates our control functions.

  Our compensation committee consists of Messrs. DeNino and Harding. The compensation committee makes recommendations regarding our various incentive compensation and benefit plans and determines salaries for our executive officers and incentive compensation for our employees and consultants.

Board Composition

  Our bylaws currently authorize eight directors. Our certificate of incorporation and bylaws provide that our board of directors has three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. The terms of our Class I directors, Messrs. DeNino and Harding, expire at the 2001 annual meeting of stockholders. The terms of our Class II directors, Messrs. Boesenberg and Goldman, expire at the 2002 annual meeting of stockholders. The terms of our Class III directors, Messrs. Kelly and Klaus, expire at the 2003 annual meeting of stockholders. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This staggered classification of the board of directors may have the effect of delaying or preventing changes in control or management. There are no family relationships among any of our directors, officers or key employees.

Compensation Committee Interlocks and Insider Participation

  None of the members of our compensation committee was, at any time since our formation, an officer or employee of Blaze Software. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee, except Mr. Kelly, who serves as a director of Epicor Software, of which Mr. Klaus is President, Chief Executive Officer and a director. See "Certain Transactions" for a description of transactions between Blaze Software and entities affiliated with members of our compensation committee.

Director Compensation

  We do not currently pay any cash compensation to our directors for their services as members of the board of directors, although we reimburse them for certain expenses in connection with attending our board and committee meetings. We do not provide compensation for committee participation or special assignments of the board of directors. From time to time, we have granted our outside directors options to purchase shares of our common stock under the 1996 Stock Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from reporting persons, the Company believes that, during the fiscal year ended March 31, 2000, all such forms were filed on a timely basis except the initial Form 3 filings, which were filed late.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth in summary form information concerning the compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the fiscal years ended March 31, 2000, 1999, and 1998 respectively by (i) the Company's President and Chief Executive Officer and (ii) the Company's next four most highly compensated executive officers whose salary and bonus for fiscal 2000 exceeded $100,000 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                     Long-Term
                                                    Compensation
                                                       Awards
                                                    ------------
                               Annual Compensation
                               --------------------- Securities
  Name and Principal    Fiscal                       Underlying     All Other
     Position (1)        Year   Salary   Bonus (2)   Options(#)  Compensation (3)
----------------------- ------ --------- ----------------------- ----------------
Thomas F. Kelly(4).....  2000  $ 300,000 $     --    1,068,376        $1,145
 President and Chief
  Executive Officer      1999    177,083    45,000     400,000            73
                         1998        --        --          --            --


Gary Shroyer(5)........  2000    170,254    25,500     235,422         1,145
 Senior Vice President,
  Finance and            1999    119,872       --      100,000            73
 Administration and      1998        --        --          --            --
  Chief Financial
  Officer


Eric Kintzer(6)........  2000    175,271    25,000     359,639         1,102
 Vice President, and
  Chief Technology
  Officer                1999    150,000    18,000         --             77
                         1998      4,039       --       75,000           --


Joseph Masarich(7).....  2000    152,255   108,672     431,771         1,073
 Vice President, Sales   1999        --        --          --            --
                         1998        --        --          --            --


William Seawick(8).....  2000    142,083       --      305,422           984
 Vice President,
  Marketing              1999        --        --          --            --
                         1998        --        --          --            --

--------
(1) Mark Fishwick, Vice President, Professional Services, joined us in October 1999. Jeffrey E. Fisher, Vice President, Engineering, joined us in February 2000.

(2) Bonus amounts represent amounts paid during the fiscal year.

(3) Represents amounts for 401(k) matching and life insurance premiums.

(4) Mr. Kelly joined us in July 1998.

(5) Mr. Shroyer joined us in July 1998.

(6) Mr. Kintzer joined us in March 1998 and was also Vice President, Engineering until February 2000.

(7) Mr. Masarich joined us in July 1999.

(8) Mr. Seawick joined us in May 1999.

Option Grants in Last Fiscal Year

  The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended March 31, 2000. All such options were awarded under our 1996 stock plan. In accordance with the rules of the SEC, the following table sets forth the potential realizable value over the term of the options based on assumed rates of stock appreciation of 5% and 10% compounded annually. The term of the options are the period from the grant date to the expiration date, or 10 years. These amounts do not represent our estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future performance of the common stock.

                                     Individual Grants
                         ------------------------------------------
                                    Percent of                      Potential Realizable Value at
                         Number of    Total                         Assumed Annual Rates of Stock
                         Securities  Options                        Price Appreciation for Options
                         Underlying Granted in                                   Term
                          Options     Fiscal   Exercise  Expiration ------------------------------
                         Granted(1)  2000(2)   Price (3)    Date          5%             10%
                         ---------- ---------- --------- ---------- -------------- ---------------
Thomas F. Kelly......... 1,068,376     21.5%     $0.10    09/08/09  $       67,200 $       170,300


Gary Shroyer............    20,000      0.4%     $0.10    04/23/09  $        1,300 $         3,200
                           185,422      3.7%     $0.10    09/08/09  $       11,700 $        29,600
                            30,000      0.6%     $1.00    11/04/09  $       18,900 $        47,800


Eric Kintzer............    62,500      1.3%     $0.10    04/23/09  $        3,900 $        10,000
                           297,139      6.0%     $0.10    09/08/09  $       18,700 $        47,400


Joseph Masarich.........   431,771      8.7%     $0.10    09/08/09  $       27,200 $        68,800


William Seawick.........   305,422      6.1%     $0.10    09/08/09  $       19,200 $        48,700

--------
(1) Options were granted under our 1996 stock plan and generally vest over four years from the date of grant.

(2) Based on an aggregate of 4,970,751 options granted by Blaze Software in the year ended March 31, 2000 to our employees and directors, including the Named Executive Officers.

(3) Options were granted at an exercise price equal to the fair market value per share of common stock on the grant date, as determined by our board of directors.

                          Aggregate Option Exercises
             In Last Fiscal Year and Fiscal Year-End Option Values

  The following table sets forth certain information regarding the exercise of options by each of the Named Executive Officers during the fiscal year ended March 31, 2000 and stock options held as of March 31, 2000 by each of the Named Executive Officers.

                                                                                               Value of In-the-Money
                                                         Number of Securities Underlying       Options at March 31,
                                                            Options at March 31, 2000                 2000(2)
                         Shares Acquired      Value      ----------------------------------   -----------------------
          Name           on Exercise (#) Realized ($)(1)   Vested (#)        Unvested (#)     Vested ($) Unvested ($)
------------------------ --------------- --------------- ---------------   ----------------   ---------- ------------
Thomas F. Kelly.........     300,000       $2,529,000             270,157            898,219  $7,585,000 $25,316,900
Gary Shroyer(3).........     179,501       $1,664,200                 --             225,819         --  $ 6,338,100
Eric Kintzer............      39,500       $  444,800             148,133            247,006  $4,179,600 $ 6,989,800
Joseph Masarich.........         --               --                  --             431,771         --  $12,262,300
William Seawick(4)......     225,000       $2,902,500                 --             305,422         --  $ 8,674,000

--------
(1) Based on the fair market value of Blaze Software Common Stock on the date of exercise minus the exercise price.

(2) Amounts reflecting gains on outstanding stock options are based on the closing price of Blaze Software's Common Stock on March 31, 2000 of $28.50.

(3) As of March 31, 2000, Mr. Shroyer had exercised 69,898 options for shares of common stock that were subject to repurchase by the Company, which shares are included in the unvested amounts in the above table.

(4) As of March 31, 2000, Mr. Seawick had exercised 225,000 options for shares of common stock that were subject to repurchase by the Company, which shares are included in the unvested amounts in the above table.

Employment Agreements and Change of Control Agreements

  Thomas F. Kelly. In July 1998, Mr. Kelly entered into an employment agreement to serve as our President and Chief Executive Officer. Under the agreement, we agreed to pay Mr. Kelly an annual salary of $250,000 and a guaranteed bonus of $15,000 for each of the fiscal quarters ending September 1998, December 1998 and March 1999. We also gave Mr. Kelly the opportunity to earn an incentive bonus consisting of options to purchase up to 15,000 fully vested shares of common stock in fiscal 1999 based upon personal and corporate goals set by the board of directors. In conjunction with this employment agreement, we granted Mr. Kelly an option to purchase 300,000 shares of common stock at an exercise price of $0.80 per share. Of those shares, 25% vested on the first anniversary of his commencement date, and the remaining shares vest monthly thereafter through the fourth anniversary of the grant. In the event Mr. Kelly is terminated without cause within 12 months after we experience a change of control, 50% of the unvested portion of the option vests on the closing date of the transaction, subject to a minimum aggregate vesting of two-thirds of the shares. Under this employment agreement, we also granted Mr. Kelly an additional option to purchase up to 100,000 shares of common stock at an exercise price of $0.80 per share. Of the 100,000 shares subject to the additional option, 50,000 shares would vest immediately if, for a period of 30 consecutive trading days, the closing selling price per share of our common stock on any national securities exchange or Nasdaq National Market reaches a level of $3.00 or more, and 50,000 more shares would vest immediately if, for a period of 30 consecutive trading days, the closing selling price per share of our common stock on any national securities exchange or Nasdaq National Market reaches a level of $6.00 or more. These conditions have been fulfilled and all such additional options have vested. The employment agreement also provides that Mr. Kelly is employed "at-will" and the employment relationship may be terminated for any reason at any time. If we terminate Mr. Kelly's employment without cause, we must pay Mr. Kelly a severance payment in nine monthly installments of one month's salary each payable at the rate of the annual base salary in effect at the time of such termination plus the amount of the bonus prorated for such nine-month period at the target rate in effect on the effective date of such termination.

  Gary Shroyer. In June 1998, Mr. Shroyer entered into an employment agreement to serve as our Senior Vice President and Chief Financial Officer and commenced employment in July 1998. Under the agreement, we agreed to pay an annual salary of $170,000 and we also gave Mr. Shroyer an opportunity to earn an annual incentive bonus consisting of options to purchase up to 10,000 fully-vested shares of common stock at an exercise price of $0.80 per share, of which we actually issued 1,875 shares. In conjunction with this employment agreement, we granted Mr. Shroyer an option to purchase 75,000 shares of common stock at an exercise price of $0.80 per share. Of these shares, 25% vested on July 20, 1999 and one thirty-sixth of the remaining shares vest monthly thereafter. In the event Mr. Shroyer is terminated without cause within 12 months after we experience a change of control, 50% of the unvested portion of the option vests on the closing date of the transaction, subject to a minimum aggregate vesting of two-thirds of the option. Under the employment agreement, we also granted Mr. Shroyer the additional option to purchase up to 25,000 shares of common stock at an exercise price of $0.80 per share. The shares subject to the additional option would immediately vest if, for a period of 30 consecutive trading days, the closing selling price per share of our common stock on any national securities exchange or Nasdaq National Market reaches a level of $3.00 or more. These conditions have been fulfilled and all such additional options have vested. The employment agreement provides that Mr. Shroyer is employed "at-will" and the employment relationship may be terminate for any reason at any time. If we terminate Mr. Shroyer's employment without cause, we must pay Mr. Shroyer a severance payment in six monthly installments of one month's salary, each payable at the rate of the annual base salary in effect at the time of such termination plus the amount of the bonus prorated for such six-month period at the target rate in effect on the effective date of such termination.

  Eric Kintzer. In February 1998, Mr. Kintzer entered into an employment agreement to serve as our Vice President and Chief Technology Officer and commenced his employment in March 1998. Under the agreement, we agreed to pay an annual salary of $150,000 and Mr. Kintzer is entitled to receive an annual incentive bonus of 25% of his salary. In conjunction with this employment agreement, we granted Mr. Kintzer an option to purchase 75,000 shares of common stock at an exercise price of $0.80 per share. Of those options, 25% vested on the first anniversary of his commencement date, and the remaining shares vest monthly thereafter through the fourth anniversary of the grant. In the event Mr. Kintzer is terminated without cause within twelve months after we experience a change of control, 50% of the unvested portion of the option vests on the closing date of the transaction, subject to a minimum aggregate vesting of two-thirds of the option. The employment agreement provides that Mr. Kintzer is employed "at-will" and the employment relationship may be terminated for any reason at any time.

  Joseph Masarich. In July 1999, Mr. Masarich entered into an employment agreement to serve as our Vice President, Sales. Under the agreement, we agreed to pay an annual salary of $206,000 and Mr. Masarich is entitled to receive a commission of $100,000 if targeted quotas are met. In conjunction with this employment agreement, we granted Mr. Masarich an option to purchase 431,771 shares of common stock at an exercise price of $0.10 per share. Of those options, 25% vested on the first anniversary of his commencement date, and the remaining shares vest monthly thereafter through the fourth anniversary of the grant. In the event Mr. Masarich is terminated without cause within 12 months after we experience a change of control, 50% of the unvested portion of the option vests on the closing date of the transaction, subject to a minimum aggregate vesting of two-thirds of the option. The employment agreement provides that Mr. Masarich is employed "at-will' and the employment relationship may be terminated for any reason at any time. If we terminate Mr. Masarich's employment without cause or a change in control, we must pay Mr. Masarich a severance payment in four monthly installments of one month's salary, each payable at the rate of the annual base salary in effect at the time of such termination plus the amount of bonus prorated for such four-month period at the target rate in effect on the effective date of such termination. If we terminate Mr. Masarich's employment without cause subsequent to a change in control, we must pay Mr. Masarich a severance payment in six monthly installments of one month's salary, each payable at the rate of the annual base salary in effect at the time of such termination plus the amount of bonus prorated for such six-month period at the target rate in effect on the effective date of such termination.

  William Seawick. In April 1999, Mr. Seawick entered into an employment agreement to serve as our Vice President, Marketing and commenced his employment in May 1999. Under the agreement, we agreed to pay an annual salary of $155,000 and Mr. Seawick is entitled to receive an annual incentive bonus of up to 30% of his salary. In conjunction with this employment agreement, we granted Mr. Seawick an option to purchase 305,422 shares of common stock at an exercise price of $0.10 per share. Of those options, 25% vested on the first anniversary of his commencement date, and the remaining shares vest monthly thereafter through the fourth anniversary of the grant. In the event Mr. Seawick is terminated without cause within 12 months after we experience a change of control, 50% of the unvested portion of the option vests on the closing date of the transaction, subject to a minimum aggregate vesting of two-thirds of the option. The employment agreement provides that Mr. Seawick is employed "at-will' and the employment relationship may be terminated for any reason at any time. If we terminate Mr. Seawick's employment without cause or a change in control, we must pay Mr. Seawick a severance payment in four monthly installments of one month's salary, each payable at the rate of the annual base salary in effect at the time of such termination plus the amount of bonus prorated for such four-month period at the target rate in effect on the effective date of such termination. If we terminate Mr. Seawick's employment without cause subsequent to a change in control, we must pay Mr. Seawick a severance payment in six monthly installments of one month's salary, each payable at the rate of the annual base salary in effect at the time of such termination plus the amount of bonus prorated for such six-month period at the target rate in effect on the effective date of such termination.

Report of the Compensation Committee on Executive Compensation

  In the year ended March 31, 2000, the compensation committee of the Board of Directors consisted of Mark DeNino and William J. Harding, neither of whom was an employee or former employee of Blaze Software or any of its subsidiaries during the year. The compensation committee has overall responsibility for Blaze Software's executive compensation policies and practices. The role of the compensation committee is to establish and recommend salaries and other compensation paid to executive officers of Blaze Software and to administer Blaze Software's stock plans. The compensation committee's functions include:

  .  Evaluating management's performance;

  .  Determining the compensation of Blaze Software's Chief Executive
     Officer;

  . Reviewing and approving all executive officers' compensation, including salary and bonuses; and

  . Establishing and administering compensation plans including granting awards under Blaze Software's stock option plans to its employees.

  The compensation committee has provided the following report on the compensation policies as they apply to Blaze Software's executive officers and the relationship of Blaze Software's performance to executive compensation.

Overview of Compensation Policies

  Blaze Software's compensation policies are designed to address a number of objectives, including attracting and retaining superior staff, rewarding performance and motivating executive officers to achieve significant returns for stockholders. To promote these policies, the committee implemented a compensation program that is comprised of the following principal elements:

  .  Basic salary;

  .  Cash incentives (bonuses);

  .  Equity incentives (stock awards); and

  .  Benefits.

  When establishing salaries, bonus levels and stock-based awards for each of the executive officers, the compensation committee considers the recommendations of the Chief Executive Officer, the officer's role, responsibilities and performance during the past year, and the amount of compensation paid to executive officers in similar positions of comparable companies. The compensation committee generally sets the compensation of the officers at levels that are competitive with Blaze Software's competitors. When setting the compensation of each of the executive officers, the compensation committee considers all of the factors set forth above, but does not assign any specific weighting or apply any formula to these factors. The compensation committee does, however, give significant consideration to the recommendation of the Chief Executive Officer.

  The Importance of Ownership--A fundamental tenet of Blaze Software's compensation policy is that significant equity participation creates a vital long-term partnership between management and other stockholders. Blaze Software extends the benefits of equity ownership to its executive officers and employees through its employee stock plans and agreements. As of March 31, 2000, Blaze Software's directors and executive officers beneficially owned an aggregate of 9,382,742 shares and had the right to acquire an aggregate of 2,481,629 additional shares upon the exercise of employee stock options. Of the options exercisable, approximately 65% of the shares are unvested shares and therefore repurchasable by Blaze Software in the event of a terminations

Fiscal 2000 Executive Officer Compensation Program

  The components of the executive compensation program are described below:

  Base Salary--Blaze Software believes that base salary is frequently a significant factor in attracting, motivating and retaining skilled executive officers. Accordingly, the compensation committee reviews base salaries of executive officers annually and generally sets the base salary of its executive officers at or near the average of the levels paid by companies with comparable revenues either engaged in the industry or located in the San Francisco Bay Area. In addition, the compensation committee evaluates the specific job functions and past performance of individual officers.

  Bonus Program--Blaze Software maintains a cash incentive bonus program to reward employees, including executive officers, for attaining defined performance goals. Although bonuses are based primarily on company-wide performance targets, significant weight is also given to individual performance targets. The compensation committee sets target bonuses in the first half of each year based upon the recommendation of the Chief Executive Officer and bonuses are paid annually.

  Stock Option Grants--In the year ended March 31, 2000, Blaze Software granted options to executive officers to purchase common stock that in the aggregate represented rights to purchase 2,780,630 shares under the company's stock option plans. The compensation committee determined the number of options granted to executive officers primarily by evaluating each officer's
(1) respective job responsibilities, (2) past performance, (3) expected future contributions, (4) existing stock and unvested option holdings, (5) potential reward to the executive officer if the stock price appreciates in the public market and (6) management tier classification. Option grants are also made to new executive officers upon commencement of employment and, on occasion, to executive officers in connection with a significant change in job responsibility. The compensation committee believes that these stock option grants have the effect of more closely aligning the long-term interests of senior management with those of stockholders and assisting in the retention of key executives.

  Benefits--In the year ended March 31, 2000, Blaze Software offered benefits to its executive officers that were substantially the same as those offered to all of the Blaze Software employees. These benefits included:

  .  401(k) plan;

  .  Medical and dental insurance;

  .  Employee Stock Purchase Plan;

  .  Life and disability insurance; and

  .  Vision Service Plan.

  Chief Executive Officer's Compensation--In the year ended March 31, 2000, Thomas F. Kelly served as Blaze Software's President and Chief Executive Officer. In the year ended March 31, 2000, Mr. Kelly's annual salary, which is provided for in his employment agreement, was $177,083. In determining Mr. Kelly's salary, the compensation committee considered the same criteria it considered with respect to the other executive officers. The compensation committee noted that in the year ended March 31, 2000, under Mr. Kelly's leadership, Blaze Software:

  .  Successfully completed an initial public offering;

  .  Significantly increased the number of employees of the company;

  . Significantly increased the number of Fortune 500 and leading emerging internet customers;

  .  Released significant new versions of Blaze Software's products; and

  . Increased revenues from $9.1 million in fiscal 1999 to $18.2 million in fiscal 2000.

  Tax Law Limits on Executive Compensation and Policy on Deductibility of Compensation--Section 162(m) of the Internal Revenue Code provides that a company may not take a tax deduction for that portion of the annual compensation paid to an executive officer in excess of $1 million, unless certain exemption requirements are met. Blaze Software's stock option plans are designed to meet the exemption requirements of Section 162(m). The compensation committee has determined at this time not to seek to qualify Blaze Software's remaining executive officer compensation programs under
Section 162(m). None of the compensation paid to the Company's executive officers in fiscal 2000 was subject to Section 162(m).

  Conclusion--All aspects of Blaze Software's executive compensation are subject to change at the discretion of the compensation committee. The compensation committee will monitor Blaze Software's executive compensation on an ongoing basis to ensure that it continues to support a performance-oriented environment and remains properly integrated with Blaze Software's annual and long-term strategic objectives.

                                          Members of the compensation
                                           committee

                                          Mark DeNino
                                          William J. Harding

Performance Graph

  Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of the Company's Common Stock with the cumulative return of The Nasdaq National Market, U.S index and of the Chase H&Q Computer Software index for the period commencing March 23, 2000 (the date the Company's Common Stock commenced trading on the Nasdaq National Market) and ending on March 31, 2000. Return for the indices are weighted based on market capitalization at the beginning of each fiscal year.

                          Comparison of Total Return*
                          among Blaze Software, Inc.,
   the Nasdaq Stock Market (U.S.) Index and Chase H&Q Computer Software Index

                        [PERFORMANCE GRAPH APPEARS HERE]

                                        Base
                                        Period
Compnay/Index                           23Mar00             Mar00
BLAZE SOFTWARE INC                        100               73.08
NASDAQ INDEX                              100               94.09
CHASE H&Q COMPUTER SOFTWARE INDEX         100               85.28

  The information contained under the caption (on page 65) "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Performance Graph" (shown above) shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The table lists applicable percentage ownership based on 21,919,244 shares of common stock outstanding as of March 31, 2000, which includes 4,600,000 shares of common stock sold in our initial public offering. Options and warrants to purchase shares of our common stock that are exercisable within 60 days of March 31, 2000 are deemed to be beneficially owned by the persons holding these options or warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person's ownership percentage.

                                               Shares Beneficially Owned
                                               ------------------------------
                                                                Percentage
              Beneficial Owner                    Number         Ownership
---------------------------------------------  --------------- --------------
Mark J. DeNino(1)............................        4,791,161          21.5%
  Funds Affiliated with TL Ventures
  435 Devon Park Drive
  Building 700
  Wayne, PA 19087


William Harding(2)...........................        3,451,168          15.7
  Funds Affiliated with Morgan Stanley Dean
   Witter Venture Partners
  3000 Sand Hill Road
  Building 4, Suite 250
Menlo Park, CA 94025


Funds Affiliated with Alta Partners(3).......        1,530,927           7.0
  One Embarcadero Center, Suite 4050
  San Francisco, CA 94111


Funds Affiliated with Sofinnova Ventures(4)..        1,420,202           6.5
  140 Geary Blvd., 10th Floor
  San Francisco, CA 94108


Funds Managed by or Affiliated with Burr,
 Egan, Deleage & Company(5)..................        1,168,862           5.3
  One Post Office Suite
  Suite 3800
  Boston, MA 02109


Thomas F. Kelly(6)...........................          570,157           2.5


Gary Shroyer(7)..............................          109,603             *


Eric Kintzer(8)..............................          187,633             *


Joseph Masarich(9)...........................              --              *


William Seawick(10)..........................          225,000             *


Charles M. Boesenberg(11)....................           14,006             *


L. George Klaus(12)..........................           28,011             *


Ken Goldman(13)..............................            7,003             *


All Named Executive Officers and current
 directors as a group (10 persons)(14).......        9,382,742          38.8%

--------
*  Less than 1% of the outstanding shares of common stock.

 (1) Includes 125,789 shares held by TL Ventures III Interfund L.P., 3,852,380 shares held by TL Ventures III L.P. and 806,392 shares held by TL Ventures III Offshore L.P. Also includes 6,600 shares held by Mr. DeNino, one of our directors and the general partner of TL Ventures. Mr. DeNino disclaims beneficial ownership of the shares held by these funds except to the extent of his pecuniary interest therein.

 (2) Includes 569,902 shares held by Morgan Stanley Venture Fund II, C.V., 2,287,565 shares held by Morgan Stanley Venture Capital Fund II, LP, and 593,701 shares held by Morgan Stanley Venture Investors LP. Dr. Harding, one of our directors, is a general partner of these funds. Dr. Harding disclaims beneficial ownership of the shares held by these funds except to the extent of his pecuniary interest therein.

 (3) Includes 1,493,850 shares held by Alta California Partners L.P., 37,077 shares held by Alta Embarcadero Partners LLC.

 (4) Includes 854,978 shares by C.V. Sofinnova Ventures, 280,112 shares held by Sofinnova Capital III FCPR, 272,409 shares held by Sofinnova Venture Partners IV, L.P. and 7,703 shares held by Sofinnova Venture Affiliates
     IV. Also includes 5,000 shares held by Mr. Alain Azan, one of our former directors and the general partner of Sofinnova Ventures. Mr. Azan disclaims beneficial ownership of the shares held by these funds except to the extent of his pecuniary interest therein.

 (5) Includes 988,396 shares held by Alta IV L.P. ("Alta") 180,466 shares held by C.V. Sofinnova Partners Five ("Sofinnova" and, together with Alta, the "BEDFunds"). Burr, Egan, Deleage & Co. directly or indirectly provides investment advisory services to Alta IV Limited Partnership and C.V. Sofinnova Partners Five. The respective general partners of these funds exercise sole voting and investment power in respect to the shares owned by such funds. The principals of Burr, Egan, Deleage & Co. are general partners of Alta IV Management Partners, L.P. (which is a general partner of Alta IV Limited Partnership). As general partners of the fund, they may be deemed to share voting and investment powers for the shares held by the fund. Burr, Egan, Deleage & Co. serves as an advisor to C.V. Sofinnova Partners Five. The principals of Burr, Egan, Deleage & Co. disclaim beneficial ownership of the shares held by these funds except to the extent of their pecuniary interest therein.

 (6) As of March 31, 2000, Mr. Kelly had exercised options to purchase 300,000 shares of common stock. Mr. Kelly holds exercisable options to purchase 1,168,376 shares of common stock. Of the shares represented by these options and the shares issued to Mr. Kelly upon the exercise of his options, 570,157 shares are fully vested.

 (7) As of March 31, 2000, Mr. Shroyer had exercised options to purchase 179,501 shares of common stock, of which 69,898 shares are subject to a repurchase option held by us. Mr. Shroyer holds exercisable options to purchase 155,921 shares of common stock. Of the shares represented by these options and the shares issued to Mr. Shroyer upon the exercise of his options, 109,603 shares are fully vested. After March 31, 2000, Mr. Shroyer exercised options to purchase 15,000 shares.

 (8) As of March 31, 2000, Mr. Kintzer had exercised options to purchase 39,500 shares of common stock. Mr. Kintzer holds exercisable options to purchase 395,139 shares of common stock. Of the shares represented by these options and the shares issued to Mr. Kintzer upon the exercise of his options, 187,633 shares are fully vested.

 (9) As of March 31, 2000, Mr. Masarich holds exercisable options to purchase 431,771 shares of common stock. Of the shares represented by these options, no shares are vested.

(10) As of March 31, 2000, Mr. Seawick had exercised options to purchase 225,000 shares of common stock, all of which are subject to a repurchase option held by us. Mr. Seawick holds exercisable options to purchase 305,422 shares of common stock. Of the shares represented by these options and the shares issued to Mr. Seawick upon the exercise of his options, no shares are vested.

(11) Mr. Boesenberg also holds exercisable options to purchase 25,000 shares of common stock, of which no shares are vested as of March 31, 2000.

(12) Includes 21,008 shares held by the L. George Klaus Trust and 7,003 shares held by Julie Tafel Klaus, Mr. Klaus' spouse. Mr. Klaus also had exercised options to purchase 25,000 shares of common stock, of which no shares are vested as of March 31, 2000.

(13) Mr. Goldman also had exercised options to purchase 25,000 shares of common stock, of which no shares are vested as of March 31, 2000.

(14) Includes 867,393 shares issuable upon exercise of fully vested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Private Placements of Securities

  In March 1999, we borrowed money with an interest rate of 25% per annum from the following entities beneficially owning more than 5% of our outstanding stock or entities affiliated with directors at that time:

                            Investor                             Amount of Loans
---------------------------------------------------------------- ---------------
Morgan Stanley Dean Witter Venture Partners(1)..................    $244,056
TL Ventures(2)..................................................     241,184
Alta Partners(3)................................................      78,093
Burr, Egan, Deleage & Company(4)................................      54,166
C.V. Sofinnova Ventures.........................................      32,500

--------
(1) Includes $161,768 loaned by Morgan Stanley Venture Capital Fund II, L.P. $40,303 loaned by Morgan Stanley Venture Capital Fund II, C.V. and $41,985 loaned by Morgan Stanley Venture Investors L.P.

(2) Includes $194,194 loaned by TL Ventures III L.P., $40,649 loaned by TL Ventures III Offshore L.P. and $6,341 loaned by TL Ventures III Interfund L.P..

(3) Includes $76,349 loaned by Alta California Partners L.P. and $1,744 loaned by Alta Embarcadero Partners L.L.C.

(4) Includes $45,808 loaned by Alta IV Limited Partnership and $8,358 loaned by C.V. Sofinnova Partners Five.

  These amounts were repaid in full in June 1999 in connection with our sale of Series AA preferred stock.

  In June and September 1999, we sold 8,416,215 shares of our Series AA preferred stock at a price of $0.54 per share to several investors. In connection with this financing, all shares of Series A, B, D and F preferred stock converted to common stock at a ratio of 1:1. Series C preferred stock also converted to common stock at a ratio of 1:1.04. Purchasers beneficially owning more than 5% of our outstanding stock or entities affiliated with directors at that time included:

                                                             Number of Shares of
                          Investor                           Series AA Preferred
------------------------------------------------------------ -------------------
Alta Partners(1)............................................      1,129,782
C.V. Sofinnova Ventures.....................................        292,311
Morgan Stanley Dean Witter Venture Partners(2)..............      2,197,533
TL Ventures(3)..............................................      3,813,057
Burr, Egan, Deleage & Company(4)............................        702,030

--------
(1) Includes 1,104,088 shares held by Alta California Partners, L.P., 25,694 shares held by Alta Embarcadero Partners, LLC.

(2) Includes 1,456,599 shares held by Morgan Stanley Venture Capital Fund II, L.P., 362,893 shares held by Morgan Stanley Venture Capital Fund II, C.V. and 378,041 shares held by Morgan Stanley Venture Investors, L.P.

(3) Includes 3,070,156 shares held by TL Ventures III L.P., 642,654 shares held by TL Ventures III Offshore L.P. and 100,247 shares held by TL Ventures III Interfund L.P.

(4) Includes 593,594 shares held by Alta IV Limited Partnership and 108,436 shares held by C.V. Sofinnova Partners Five.

  In December 1999, we sold 1,952,735 shares of our Series BB preferred stock at a price of $7.14 per share to several investors, including the following entities beneficially owning more than 5% of our outstanding stock, directors and entities affiliated with directors:

                                                             Number of Shares of
                          Investor                           Series BB Preferred
------------------------------------------------------------ -------------------
Sofinnova Ventures(1).......................................       560,224
L. George Klaus(2)..........................................        28,011
Charles M. Boesenberg.......................................        14,006
Ken Goldman.................................................         7,003

--------
(1) Includes 280,112 shares held by Sofinnova Capital III FCPR, 272,409 shares held by Sofinnova Venture Partners IV, L.P., and 7,703 shares held by Sofinnova Venture Affiliates IV, L.P.

(2) Includes 21,008 shares held by the L. George Klaus Trust and 7,003 shares held by Julie Tafel Klaus, Mr. Klaus' spouse.

  Holders of our preferred stock are entitled to registration rights with respect to the shares of common stock that they will hold following this offering. See "Description of Capital Stock--Registration Rights of Certain Holders."

Other Transactions

  From time to time, we have granted stock options to our executive officers and directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this amendment to our report on Form 10-K:

  1. Financial Statements

  The following consolidated financial statements of Blaze Software, Inc. and the related Report of Independent Accountants are filed as part of this amendment to our report on Form 10-K:

   Report of Independent Accountants
   Consolidated Balance Sheets as of March 31, 2000 and 1999
   Consolidated Statements of Operations for the years ended March 31,
    2000, 1999 and 1998
   Consolidated Statements of Stockholders' Equity (Deficit) for the years ended March 31, 2000, 1999 and 1998
   Consolidated Statements of Cash Flows for the years ended March 31,
    2000, 1999 and 1998
   Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

   Report of Independent Accountants on Financial Statement Schedule
   Schedule II--Valuation and Qualifying Accounts

  3. Exhibits

  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this amendment to our report on Form 10-K.

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

 10.11(a) First Amendment to Lease, dated March 31, 2000 relating to the Lease between the registrant and SJ Plaza, LLC dated November 12, 1999 for Leased Premises located at Suite 800 and Suite 900, 150 Almaden
           Blvd., San Jose, California(4)

 10.12    Amended and Restated Voting Agreement dated February 25, 1998(2)

 10.13    Series AA Preferred Stock Purchase Agreement dated June 1, 1999(2)

 10.14    Series BB Preferred Stock Purchase Agreement dated December 31,
           1999(2)

 10.15    Offer letter for Joseph G. Masarich dated July 1, 1999

 10.16    Offer letter for William G. Seawick dated April 12, 1999

 10.17    Form of Addendum to Stock Option Agreement with executive officers.

 16.1     Letter from KPMG Peat Marwick LLP(2)

 21.1     Subsidiaries of the registrant(2)

 23.1     Consent of PricewaterhouseCoopers LLP

 24.1     Power of Attorney(4)

 27.1     Financial Data Schedule(4)

--------
(1) Incorporated by reference to the exhibit filed with Form 8-K filed on June 21, 2000.

(2) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-1 (333-94549), as amended.

(3) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-8 (333-40366).

(4) Incorporated by reference to the exhibit filed with the Annual Report on Form 10-K filed on June 29, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Jose, California, this July 27, 2000.

                                          BLAZE SOFTWARE, INC.

                                                  /s/ Thomas F. Kelly
                                          By: _________________________________
                                                      Thomas F. Kelly
                                                  Chief Executive Officer,
                                               President and Chairman of the
                                                     Board of Directors
                                               (Principal Executive Officer)

                                                    /s/ Gary Shroyer
                                          By: _________________________________
                                                        Gary Shroyer
                                                  Chief Financial Officer
                                                         (Principal
                                             Financial and Accounting Officer)




                      [Signatures continued on next page]

  Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Registrant's Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

             Signature                           Title                 Date
             ---------                           -----                 ----

      /s/ Thomas F. Kelly            Chief Executive Officer,      July 27, 2000
____________________________________  President and Chairman of
         (Thomas F. Kelly)            the Board of Directors
                                      (Principal Executive
                                      Officer)

        /s/ Gary Shroyer             Chief Financial Officer       July 27, 2000
____________________________________  (Principal Financial and
           (Gary Shroyer)             Accounting Officer)

    /s/ Charles M. Boesenberg *      Director                      July 27, 2000
____________________________________
      (Charles M. Boesenberg)

         /s/ Mark DeNino *           Director                      July 27, 2000
____________________________________
           (Mark DeNino)

     /s/ William H. Harding *        Director                      July 27, 2000
____________________________________
        (William H. Harding)

       /s/ L. George Klaus *         Director                      July 27, 2000
____________________________________
         (L. George Klaus)

         /s/ Ken Goldman *           Director                      July 27, 2000
____________________________________
           (Ken Goldman)

* By:  /s/ Robert S. Michitarian     Attorney-in-fact              July 27, 2000
____________________________________
    (Robert S. Michitarian)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Blaze Software, Inc.

  Our audits of the consolidated financial statements referred to in our report dated April 19, 2000, except for Note 15 as to which the date is June 20, 2000, appearing in the fiscal 2000 Annual Report to Stockholders of Blaze Software, Inc. as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

San Jose, California
July 27, 2000

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

 10.11(a) First Amendment to Lease, dated March 31, 2000 relating to the Lease between the registrant and SJ Plaza, LLC dated November 12, 1999 for Leased Premises located at Suite 800 and Suite 900, 150 Almaden
           Blvd., San Jose, California(4)

 10.12    Amended and Restated Voting Agreement dated February 25, 1998(2)

 10.13    Series AA Preferred Stock Purchase Agreement dated June 1, 1999(2)

 10.14    Series BB Preferred Stock Purchase Agreement dated December 31,
           1999(2)

 10.15    Offer letter for Joseph G. Masarich dated July 1, 1999

 10.16    Offer letter for William G. Seawick dated April 12, 1999

 10.17    Form of Addendum to Stock Option Agreement with executive officers

 16.1     Letter from KPMG Peat Marwick LLP(2)

 21.1     Subsidiaries of the registrant(2)

 23.1     Consent of PricewaterhouseCoopers LLP

 24.1     Power of Attorney(4)

 27.1     Financial Data Schedule(4)

--------
(1) Incorporated by reference to the exhibit filed with Form 8-K filed on June 21, 2000.

(2) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-1 (333-94549), as amended.

(3) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-8 (333-40366).

(4) Incorporated by reference to the exhibit filed with the Annual Report on Form 10-K filed on June 29, 2000.