Form 10-Q
period 2000-06-30
BLAZE SOFTWARE INC
filed 2000-08-10
CIK 1103088

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from  to

                        Commission file number

                             BLAZE SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0081248
       (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or organization)                      Identification Number)

                             150 Almaden Boulevard
                              San Jose, CA 95113
             (Address of principal executive office and zip code)

                                (408) 275-6900
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                YES [X] NO [_]

   As of July 31, 2000, 22,703,196 shares of the Registrant's common stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              BLAZE SOFTWARE, INC.

                                   FORM 10-Q

                          Quarter ended June 30, 2000

                                     INDEX

                                                                            Page
                                                                            ----
Part I Financial Information

  Item 1. Financial Statements

      Condensed Consolidated Balance Sheets as of June 30, 2000 and March
       31, 2000............................................................   1

      Condensed Consolidated Statements of Operations for the Three Months
       Ended June 30, 2000 and 1999........................................   2

      Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended June 30, 2000 and 1999........................................   3

      Notes to Condensed Consolidated Financial Statements.................   4

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   8

  Item 3. Qualitative and Quantitative Disclosure About Market Risk........  24

Part II Other Information

  Item 1. Legal Proceedings................................................  25

  Item 2. Changes in Securities and Use of Proceeds........................  25

  Item 3. Defaults Upon Senior Securities..................................  25

  Item 4. Submission of Matters to a Vote of Security Holders..............  25

  Item 5. Other Information................................................  25

  Item 6. Exhibits and Reports on Form 8-K.................................  26

Signatures.................................................................  27

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                              BLAZE SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            June 30,    March
                                                              2000     31, 2000
                                                           ----------- --------
                                                           (unaudited)   (a)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents...............................  $ 45,099   $ 57,295
  Short-term investments..................................    22,821     11,998
  Accounts receivable, net................................     5,444      4,939
  Prepaid expenses and other current assets...............     1,973      1,108
                                                            --------   --------
    Total current assets..................................    75,337     75,340
Property and equipment, net...............................     3,223      1,933
Restricted cash...........................................       716        702
Deposits and other assets.................................       369        384
                                                            --------   --------
    Total assets..........................................  $ 79,645   $ 78,359
                                                            ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable........................................  $    914   $  1,972
  Current portion of capital lease obligations............       173        176
  Accrued expenses........................................     6,261      7,446
  Deferred revenue........................................     2,485      2,728
                                                            --------   --------
    Total current liabilities.............................     9,833     12,322
Long-term liabilities:
  Capital lease obligations, net of current portion.......       211        256
  Other long-term liabilities.............................        34         12
                                                            --------   --------
    Total liabilities.....................................    10,078     12,590
                                                            --------   --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock.........................................       --         --
  Common stock............................................         2          2
  Additional paid-in capital..............................   153,385    144,642
  Accumulated other comprehensive income..................       318        489
  Unearned stock-based compensation.......................   (16,876)   (21,207)
  Accumulated deficit.....................................   (67,262)   (58,157)
                                                            --------   --------
    Total stockholders' equity............................    69,567     65,769
                                                            --------   --------
Total liabilities and stockholders' equity................  $ 79,645   $ 78,359
                                                            ========   ========

--------
(a) The balance sheet at March 31, 2000 has been derived from the audited consolidated financial statements at that date.

  The accompanying notes are an integral part of these consolidated financial statements.

                              BLAZE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts--unaudited)

                                                                Three Months
                                                               Ended June 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
Net revenues:
  Product licenses...........................................  $ 3,320  $ 1,394
  Services and maintenance...................................    3,914    1,926
                                                               -------  -------
    Total revenues...........................................    7,234    3,320
                                                               -------  -------
Cost of revenues:
  Product licenses...........................................       10       10
  Services and maintenance...................................    3,194    1,187
                                                               -------  -------
    Total cost revenues......................................    3,204    1,197
                                                               -------  -------
Gross profit.................................................    4,030    2,123
                                                               -------  -------
Operating expenses:
  Research and development...................................    1,902    1,260
  Sales and marketing........................................    5,959    1,894
  General and administrative.................................    1,838      638
  Stock-based compensation...................................    4,330      --
                                                               -------  -------
    Total operating expenses.................................   14,029    3,792
                                                               -------  -------
Operating loss...............................................   (9,999)  (1,669)
Interest expense.............................................      (28)    (112)
Other income and (expense), net..............................    1,050       10
                                                               -------  -------
Net loss from continuing operations before income taxes......   (8,977)  (1,771)
Provision for income taxes...................................       (6)     (12)
                                                               -------  -------
Net loss from continuing operations..........................   (8,983)  (1,783)
Discontinued operations:
  Income (loss) from operations of discontinued user
   interface business (net of income taxes)..................     (121)     652
                                                               -------  -------
Net loss.....................................................   (9,104)  (1,131)
Accretion of mandatorily redeemable preferred stock to
 redemption value............................................      --      (442)
                                                               -------  -------
Net loss attributable to common stockholders.................   (9,104)  (1,573)
Other comprehensive income (loss), net of tax:
  Unrealized loss on investments.............................      (35)     --
  Translation adjustments....................................     (136)    (111)
                                                               -------  -------
Comprehensive loss...........................................  $(9,275) $(1,684)
                                                               =======  =======
Basic and diluted net loss per common share attributable to
 common stockholders:
  Loss from continuing operations............................  $ (0.41) $ (1.01)
  Earnings/(loss) from discontinued operations...............    (0.01)    0.30
                                                               -------  -------
Basic and diluted net loss per common share attributable to
 common stockholders.........................................  $ (0.42) $ (0.71)
                                                               =======  =======
Number of shares used in the calculation of basic and diluted
 net loss per share..........................................   21,864    2,211
                                                               =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              BLAZE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands--unaudited)

                                                                Three Months
                                                               Ended June 30,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
Cash flows from operating activities:
Net loss....................................................  $ (9,104) $(1,131)
Add (deduct) loss (income) from discontinued operations.....       121     (652)
                                                              --------  -------
Loss from continuing operations.............................    (8,983)  (1,783)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization.............................       232      119
  Amortization of stock-based compensation..................     4,330      --
  Changes in assets and liabilities:
   Accounts receivable......................................    (1,062)     242
   Prepaid expenses and other...............................      (865)     (54)
   Accounts payable.........................................    (1,034)    (441)
   Accrued expenses ........................................    (1,185)     452
   Deferred revenue.........................................      (243)    (608)
   Deposits and other assets................................        15      213
   Other long-term liabilities..............................        22      --
                                                              --------  -------
Net cash used in continuing operations......................    (8,773)  (1,860)
Net cash provided by discontinued operations................       412      674
                                                              --------  -------
     Net cash used in operating activities..................    (8,361)  (1,186)
                                                              --------  -------
Cash flows from investing activities:
Capital expenditures........................................    (1,522)     (20)
Purchases of short-term investments, net....................   (10,858)     --
                                                              --------  -------
     Net cash used in investing activities..................   (12,380)     (20)
                                                              --------  -------
Cash flows from financing activities:
Repayment of note payable...................................       --       (43)
Payments of principal under capital lease financing.........       (48)     (31)
Bank borrowings, net........................................       --       102
Proceeds from issuance of Common Stock......................     8,769       15
Repurchase of Common Stock..................................       (26)     --
Proceeds from issuance of Preferred Stock warrants, Series D
 and Series E (net of issuance costs).......................       --        36
Proceeds from issuance of Preferred Stock, Series AA (net of
 issuance costs)............................................       --     2,860
Increase in restricted cash.................................       (14)     --
                                                              --------  -------
     Net cash provided by financing activities..............     8,681    2,939
                                                              --------  -------
Effect of exchange rate changes in cash.....................      (136)    (111)
                                                              --------  -------
Net increase (decrease) in cash and cash equivalents........   (12,196)   1,622
Cash and cash equivalents at beginning of period............    57,295    2,129
                                                              --------  -------
Cash and cash equivalents at end of period..................  $ 45,099  $ 3,751
                                                              ========  =======
Supplemental non-cash investing and financing activities:
Assets acquired under capital lease obligations.............  $    --   $    22
Accretion of cumulative dividends on Preferred Stock........  $    --   $   442
Conversion of bridge loan to Preferred Stock................  $    --   $ 1,596
Conversion of Mandatorily Redeemable Preferred Stock to
 Common Stock...............................................  $    --   $20,882
Write-off of property and equipment.........................  $    --   $ 3,761

  The accompanying notes are an integral part of these consolidated financial statements.

                             BLAZE SOFTWARE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--FORMATION AND BUSINESS OF THE COMPANY

   Blaze Software, Inc. ("Blaze Software" or the "Company") was incorporated in California as Neuron Data, Inc. in 1985. The Company changed its name to Blaze Software, Inc. in August 1999 and reincorporated in the State of Delaware in March 2000. Blaze Software develops and licenses infrastructure software that enables adaptable and personalized interactions that are consistent across all company communication channels, or touch points. This software enables companies to implement their policies, practices and procedures, or business rules, in e-business applications across multiple touch points. Blaze Software also provides related maintenance and consulting services. Blaze Software markets its products to a wide range of customers mainly in North America, Europe and the Pacific Rim primarily through a direct sales force.

NOTE 2--BASIS OF PRESENTATION

 Interim Financial Statements

   The accompanying condensed consolidated financial statements include the accounts of Blaze Software and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of June 30, 2000 and for the three month periods ended June 30, 2000 and 1999 are unaudited. The balance sheet at March 31, 2000, has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with accounting principles generally accepted in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company's financial position, results of operations, and cash flows for the periods indicated. The accompanying condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q and the consolidated financial statements and notes thereto included with the Company's Form 10-K and other documents that have been filed with the Securities and Exchange Commission ("SEC"). The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

 Discontinued Operations

   In December 1999, the Company's Board of Directors resolved to discontinue Blaze Software's entire user interface line of business. The accompanying condensed consolidated financial statements have been prepared to reflect the historical results of operations and cash flows of the user interface line of business as discontinued operations for all periods presented. In July 2000, the Company sold its user interface line of business, effective as of May 1, 2000. See Note 8, Subsequent Events. Revenues from the discontinued operations were $174,000 for the three months ended June 30, 2000 and $1.2 million for the three months ended June 30, 1999.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Net loss per share

   Blaze Software computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

                             BLAZE SOFTWARE, INC.

   A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

                                                               Three Months
                                                              Ended June 30,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
Basic and diluted net loss per share:
Numerator:
  Net loss from continuing operations........................ $(8,983) $(1,783)
  Accretion of mandatorily redeemable preferred stock to
   redemption value..........................................     --      (442)
                                                              -------  -------
  Net loss from continuing operations attributable to common stockholders..............................................  (8,983)  (2,225)
  Income (loss) from operations of discontinued user
   interface business........................................    (121)     652
                                                              -------  -------
  Loss attributable to common stockholders................... $(9,104) $(1,573)
                                                              =======  =======
Denominator:
  Weighted average common shares outstanding.................  22,497    2,211
  Weighted average unvested common shares subject to
   repurchase................................................    (633)     --
                                                              -------  -------
  Denominator for basic and diluted calculation..............  21,864    2,211
                                                              =======  =======
  Basic and diluted net loss per share attributable to common stockholders.............................................. $ (0.42) $ (0.71)
                                                              =======  =======
  Antidilutive securities including options, warrants and
   preferred stock not included in net loss per share
   calculations..............................................   4,660    9,520
                                                              =======  =======

 Use of estimates

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Blaze Software is assessing the potential impact of this pronouncement on the financial statements; however, the Company does not expect any significant impact.

   In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance on disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

   In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB 25 (the "Interpretation"). This Interpretation clarifies (a) the definition

                             BLAZE SOFTWARE, INC.

of an employee for purposes of applying APB 25, (b) the criteria for determining whether a stock plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation did not have a material impact on the consolidated financial statements. Blaze Software does not expect that the adoption of the remaining provision of this Interpretation will have a material impact on the consolidated financial statements.

NOTE 4--BUSINESS COMBINATIONS

   On June 20, 2000, Brokat Infosystems AG ("Brokat"), a company listed on the German Neuer Markt and Blaze Software announced that the companies had entered into a definitive agreement for Brokat to acquire Blaze Software in a stock-for-stock merger. Under the terms of the agreement, Blaze Software stockholders will receive 0.1826 of a Brokat ordinary share in exchange for each share of Blaze Software common stock. Based on Brokat's closing price on June 19, 2000, the acquisition is valued at approximately $560 million. The merger is intended to be accounted for as a purchase, tax-free to Blaze Software stockholders, and is expected to close in September 2000.

NOTE 5--CONTINGENCIES

   From time to time, Blaze Software may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against Blaze Software, the ultimate disposition of which would have a material impact on Blaze Software's financial position or results of operations. Blaze Software received notification of claims from a founder and director that he may assert against the Company. He contends that his personal equity ownership of Blaze Software was diluted improperly in connection with a preferred stock financing. Blaze Software believes that these assertions are without merit and intends to vigorously defend claims that may be brought against the Company.

NOTE 6--EXERCISE OF OVER-ALLOTMENT OPTION

   In April 2000, in conjunction with Blaze Software's initial public offering in March 2000, the underwriters purchased an additional 600,000 shares of common stock at $16 a share as a result of their over-allotment option. This sale resulted in additional net proceeds of approximately $8.8 million.

NOTE 7--SEGMENTAL INFORMATION

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

                             BLAZE SOFTWARE, INC.

   Information regarding geographic areas at June 30, 2000 and 1999, and for each of the three months then ended, is as follows (in thousands):

     Geographic Area       Americas  Europe  Pacific Rim Eliminations  Total
     ---------------       --------  ------  ----------- ------------  -----
June 30, 2000 and for the
 three months then ended:
  Sales to unaffiliated
   customers.............. $ 5,497   $1,191    $  546      $    --    $ 7,234
                           -------   ------    ------      --------   -------
  Operating (loss)
   income.................  (9,657)      (1)     (341)          --     (9,999)
                           -------   ------    ------      --------   -------
  Liabilities--continued
   operations.............  12,564    8,551     5,154       (16,191)   10,078
  Liabilities--
   discontinued
   operations.............     --       --        --            --        --
                           -------   ------    ------      --------   -------
    Total Liabilities.....  12,564     8551     5,154       (16,191)   10,078
                           -------   ------    ------      --------   -------
  Identifiable assets--
   continued operations...  87,327    6,887     1,622       (16,191)   79,645
  Identifiable assets--
   discontinued
   operations.............     --       --        --            --        --
                           -------   ------    ------      --------   -------
    Total Identifiable
     assets............... $87,327   $6,887    $1,622      $(16,191)  $79,645
                           =======   ======    ======      ========   =======
June 30, 1999 and for the
 three months then ended:
  Sales to unaffiliated
   customers.............. $ 2,884   $  423    $   13      $    --    $ 3,320
                           -------   ------    ------      --------   -------
  Operating (loss)
   income.................  (1,236)      12      (445)          --     (1,669)
                           -------   ------    ------      --------   -------
  Liabilities--continued
   operations.............  12,279    6,085     3,516       (12,870)    9,010
  Liabilities--
   discontinued
   operations.............     (68)     --        --            --        (68)
                           -------   ------    ------      --------   -------
    Total Liabilities.....  12,211    6,085     3,516       (12,870)    8,942
                           -------   ------    ------      --------   -------
  Identifiable assets--
   continued operations...  13,362    5,913     1,603       (12,870)    8,008
  Identifiable assets--
   discontinued
   operations.............     388      230       254           --        872
                           -------   ------    ------      --------   -------
    Total Identifiable
     assets............... $13,750   $6,143    $1,857      $(12,870)  $ 8,880
                           =======   ======    ======      ========   =======

NOTE 8--SUBSEQUENT EVENTS

 Sale of User Interface Line of Business

   In July 2000, Blaze Software signed an agreement to sell its user interface line of business effective May 1, 2000. The consolidated financial statements as of, and for the three months ended, June 30, 2000 reflect the sale of the user interface line of business. The sale of the user interface line of business resulted in a loss on the disposal of approximately $540,000. The loss has been included in the statement of operations under income (loss) from operations of discontinued user interface business (net of income taxes).

   Blaze Software may receive future royalty payments for a period of two years after the effective date of the agreement. No royalty payments were made in the three months ended June 30, 2000.

 Director Option Acceleration

   In July 2000, the Company accelerated the remaining vesting period of outstanding options granted to certain members of the Board of Directors. Due to this change in the terms of these options, the Company will incur a one-time stock-based compensation charge of approximately $670,000 in the quarter ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among others, statements concerning our future operations, financial condition and prospects, and our business strategies. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Forward-looking statements in this report include but are not limited to statements regarding the proposed merger with Brokat AG and our future growth, sales and marketing plans and expenses, cost of services and maintenance, competition, intellectual property, legal proceedings, deployment product revenues, royalties from sales by independent software vendors, availability and use of our cash resources, net losses, research and development expenses, general and administrative expenses, income taxes, liquidity requirements, revenues, including our dependencies on revenues related to Blaze Advisor Solutions Suite, operating expenses, operating results, and international operations, as well as changes in the e-commerce and internet commerce application software markets, technology and customer needs. Investors in our common stock are cautioned not to place undue reliance on any of these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from historical results or currently anticipated results. Investors should carefully review the information contained under the captions "Risk Factors Related to the Merger Agreement, Completion of the Merger and the Consequences of the Merger" and "Risk Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in, or incorporated by reference into, this report.

   In this report, "Blaze Software," "the Company," "we," "us" and "our" refer to Blaze Software, Inc. and, unless the context requires otherwise, its subsidiaries.

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

   We were incorporated in California as Neuron Data, Inc. in 1985. We changed our company name to Blaze Software, Inc. in August 1999 and reincorporated in the State of Delaware in March 2000. We completed our initial public offering of 4,000,000 shares of common stock in March 2000, raising net proceeds of approximately $57 million. In April 2000, in connection with our initial public offering, the underwriters purchased an additional 600,000 shares of common stock resulting in additional net proceeds of approximately $9 million.

   Customer demand for C/C++ cross-platform user interface development software has substantially diminished over the past three years as the use of Java and HTML has increased. Therefore, over time we have significantly decreased research and development activities related to our products used for designing user interfaces, which are display forms and interactive systems for presenting and accepting information in computer applications. In December 1999, our board of directors decided to discontinue operations related to our user interface design products, which included our product Blaze Presenter, a C-language product for designing user interfaces that we first introduced in 1991 under the name Open Interface. Operating results related to the discontinued operations have been excluded from our continuing operations and reported separately as discontinued operations. In July 2000, we signed an agreement to sell our user interface line of business effective May 1, 2000. The financial statements as of, and for the three months ended, June 30, 2000 reflect the sale of the user interface line of business. Blaze Software may receive future royalty payments for a period of two years after the effective date of the agreement. No such royalty payments were made in the three months ended June 30, 2000.

   We derive all of our revenues from continuing operations from the Blaze Advisor Solutions Suite, a Java-based product suite first released in June 1997 consisting of Blaze Advisor Builder, Blaze Advisor Rule Engine, Blaze Advisor Rule Server and, since its introduction in June 2000, Blaze Advisor Innovator, and Blaze Expert, a C-language rules-based expert system and development tool first introduced in December 1986 under the name Nexpert. We sell products to corporate customers and to system integrators and distributors that install and provide support for our products. We also license our products to independent software vendors that incorporate our technology into their offerings. We sell products that comprise the Blaze Advisor Solutions Suite in various configurations. Pricing of our products is based on development and deployment rights. Blaze Advisor Builder is priced at a fixed amount for each licensed user. Blaze Advisor Rule Engine is priced on a sliding scale based on the total number of processors used to support the deployed application. Blaze Advisor Rule Server and Blaze Advisor Innovator are priced as percentages of the negotiated deployment fee for Blaze Advisor Rule Engine. Deployment product revenues typically exceed development product revenues for most customer sales. Pricing for independent software vendors is usually offered at a base price for unlimited use of the full Blaze Advisor Solutions Suite in developing a marketable product, plus a negotiated royalty fee calculated as a percentage of the developed application's sale price to the vendor's customers. We expect cumulative royalties over time to exceed the initial use fee for most independent software vendor sales.

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

   Service and maintenance revenues consist primarily of professional services, maintenance, support and training fees for the associated products. We generally recognize revenues from maintenance contracts ratably over the term of the contract. We recognize consulting and services revenues as the training, implementation or consulting services are performed. If professional or maintenance services are included in an arrangement that involves a license agreement, amounts related to support or professional services are allocated based upon objective evidence of fair value, which is based on the price when such elements are sold separately, or when not sold separately, the price established by management having the relevant authority to do so.

   Our future success depends in part on our continued investment in research and development and the continued expansion of our sales, marketing and professional services organization in order to build an infrastructure to support our long-term growth strategy. As a result of this investment in our infrastructure, we have incurred significant net losses in each fiscal year since fiscal 1996. We incurred net losses from continuing operations of $9.0 million for the three months ended June 30, 2000 and $26.4 million for fiscal 2000. We also had an accumulated deficit of $67.3 million as of June 30, 2000. We expect to experience significant growth in our operating expenses for the foreseeable future in order to grow our business. As a result, we anticipate that operating expenses will constitute a significant use of our cash resources and that we will continue to generate net losses for the foreseeable future.

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

Results of Operations

   The following table presents certain financial data as a percentage of total revenues for the periods indicated:

                                                                Three Months
                                                                 Ended June
                                                                    30,
                                                                --------------
                                                                 2000    1999
                                                                ------   -----
Consolidated Statement of Operations Data:
Net revenues:
  Product licenses.............................................   45.9 %  42.0 %
  Services and maintenance.....................................   54.1    58.0
                                                                ------   -----
    Total revenues.............................................  100.0   100.0
                                                                ------   -----
Cost of revenues:
  Product licenses.............................................    0.1     0.3
  Services and maintenance.....................................   44.2    35.7
                                                                ------   -----
    Total cost of revenues.....................................   44.3    36.0
                                                                ------   -----
Gross profit...................................................   55.7    64.0
                                                                ------   -----
Operating expenses:
  Research and development.....................................   26.3    38.0
  Sales and marketing..........................................   82.4    57.0
  General and administrative...................................   25.4    19.2
  Stock-based compensation.....................................   59.8     --
                                                                ------   -----
    Total operating expenses...................................  193.9   114.2
                                                                ------   -----
Operating loss................................................. (138.2)  (50.2)
Interest expense...............................................   (0.4)   (3.4)
Other income and (expense), net................................   14.5     0.3
                                                                ------   -----
Net loss from continuing operations before income taxes........ (124.1)  (53.3)
Provision for income taxes.....................................   (0.1)   (0.4)
                                                                ------   -----
Net loss from continuing operations............................ (124.2)  (53.7)
Income (loss) from discontinued user interface business........   (1.7)   19.6
                                                                ------   -----
Net loss....................................................... (125.9)% (34.1)%
                                                                ------   -----

Three Months Ended June 30, 2000 and 1999

 Total Revenues

   Total revenues increased $3.9 million, or 118%, to $7.2 million for the three months ended June 30, 2000 from $3.3 million for the comparable period in 1999. This increase was due to an increase in the number and average size of sales of our products and services and maintenance generated. Total revenues from sales to customers outside the Americas were $1.7 million, or 24%, of total revenues for the three months ended June 30, 2000 and $436,000, or 13%, of total revenues for the three months ended June 30, 1999. Unisys Corporation accounted for 13% of total revenues for the three months ended June 30, 2000 and 20% of total revenues for the three months ended June 30, 1999. This was for products and services used in support of Unisys' design and development work in connection with the deployment at Norwest Financial Information Services.

   Product Licenses. Product license revenues increased $1.9 million, or 138%, to $3.3 million for the three months ended June 30, 2000 from $1.4 million for the comparable period in 1999.

   Services and Maintenance. Services and maintenance revenues increased $2.0 million, or 103%, to $3.9 million for the three months ended June 30, 2000, from $1.9 million for the comparable period in 1999.

 Cost of Revenues

   Product Licenses. Cost of product licenses consists of packaging, documentation and associated shipping costs. Cost of product licenses was unchanged for the three months ended June 30, 2000 from $10,000 for the comparable period in 1999. This expense did not increase proportionately to revenue due to the increased usage of electronic product transfer, which does not have shipping charges. As a percentage of product licenses revenues, cost of product licenses was less than 1% in both the three months ended June 30, 2000 and 1999.

   Services and Maintenance. Cost of services and maintenance consists of personnel and other costs related to professional services, training and technical support. Cost of services and maintenance increased $2.0 million, or 169%, to $3.2 million for the three months ended June 30, 2000 from $1.2 million for the comparable period in 1999. As a percentage of services and maintenance revenues, cost of services and maintenance was 82% for the three months ended June 30, 2000 and 62% for the comparable period in 1999. This increase in dollars and as a percentage of services and maintenance revenues was due to increased personnel costs as we shifted personnel from supporting the user interface business in order to meet customer requirements for our Blaze Advisor Solutions Suite. Cost of services and maintenance as a percentage of services and maintenance revenues may vary between periods due to our use of third-party professional services, and varying gross margins on customer engagements.

 Operating Expenses

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, project managers and quality assurance personnel, payments to outside software developers, and general corporate overhead allocations for facilities and equipment used in the research and development process. Research and development expenses increased $642,000, or 51%, to $1.9 million for the three months ended June 30, 2000 from $1.3 million for the comparable period in 1999. This increase was due to increased costs associated with third-party consultants and increased personnel costs associated with research and development for the Blaze Advisor Solutions Suite. Research and development expenses represented 26% of total revenues for the three months ended June 30, 2000 and 38% of total revenues for the comparable period in 1999. We believe that a significant increase in our research and development expenses will be necessary to expand our market presence and to expand our technology and product leadership. Therefore, we expect that research and development expenses will increase in the future.

   Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and bonuses for sales, marketing and support personnel, and costs related to travel, trade shows, promotional expenses and general corporate overhead. Sales and marketing expenses increased $4.1 million, or 215%, to $6.0 million for the three months ended June 30, 2000 from $1.9 million for the comparable period in 1999. This increase was due to increased sales and marketing efforts for Blaze Advisor Solutions Suite and a shift in personnel from supporting the user interface business to supporting Blaze Advisor and Blaze Expert. Sales and marketing expenses represented 82% of total revenues for the three months ended June 30, 2000 and 57% of total revenues for the comparable period in 1999. We believe that a significant increase in our sales and marketing expenses will be necessary to expand our market presence. We intend to expand our direct sales force by hiring additional salespersons, sales engineers and sales management personnel. Therefore, we expect that sales and marketing expenses will increase significantly in the future.

   General and Administrative. General and administrative expenses consist of salaries and benefits for administrative officers and support personnel, travel expenses, legal, accounting and general corporate overhead expenses. General and administrative expenses increased $1.2 million, or 188%, to $1.8 million for the three months ended June 30, 2000 from $638,000 for the comparable period in 1999. This increase was due to increased infrastructure costs to support our expanding activities, costs associated with being a public company and additional rent on our new corporate headquarters. General and administrative expenses represented 25% of total revenues for the three months ended June 30, 2000 and 19% of total revenues for the comparable period in 1999. We believe that our general and administrative expenses will continue to increase as a result of additional infrastructure costs as we expand our business and expenses associated with being a public company, including annual and other public reporting costs, increased directors and officers liability insurance, investor relations programs and accounting and legal fees.

 Interest Expense

   Interest expense consists of interest expense incurred on our line of credit, bridge loans and capital leases. Interest expense decreased $84,000, or 75%, to $28,000 for the three months ended June 30, 2000 from $112,000 for the comparable period in 1999. The decrease was due to the repayment of our bank borrowings and bridge loan.

 Other Income and (Expense), Net

   Other income and (expense) consists primarily of interest income earned on our cash equivalents and short-term investments. Other income was $1.1 million for the three months ended June 30, 2000 compared to $10,000 for the comparable period in 1999. The increase was the result of increased interest income on our cash equivalents and short-term investments subsequent to our initial public offering.

 Provision for Income Taxes

   Provision for income taxes consists of foreign and de minimis domestic taxes paid. Provision for income taxes decreased $6,000, or 100%, to $6,000 for the three months ended June 30, 2000 from $12,000 for the comparable period in 1999. No provision for federal and state income taxes has been recorded because we have experienced significant net losses, which have resulted in deferred tax assets. In light of our recent history of operating losses, we have provided a full valuation allowance for all deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax asset will be realized.

 Income (Loss) from Discontinued Operations, Net of Income Taxes

   Income (loss) from discontinued operations, net of income taxes, decreased $773,000, or 119%, to a loss of $121,000 for the three months ended June 30, 2000 compared with income of $652,000 for the comparable period in 1999. This decrease was due to a $1.0 million decrease in revenue to $174,000 for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999, offset by a decrease of $272,000, or 48%, in expenses to $295,000 for the three months ended June 30, 2000, from $567,000 for the comparable period in 1999. These decreases in revenues and costs resulted from the sale of the user interface line of business effective May 1, 2000.

Liquidity and Capital Resources

   Since inception, we have financed our operations through private sales of preferred stock, internally generated funds, the use of our receivables based line of credit and an initial public offering completed in March 2000. As of June 30, 2000, we had $67.9 million of cash, cash equivalents and short-term investments.

   Net cash used in operating activities was $8.4 million for the three months ended June 30, 2000 and $1.2 million for the comparable period in 1999. Net cash used for operating activities for both periods was due to net losses. Net cash used for operating activities for the three months ended June 30, 2000 was partially offset by the non-cash charges from the amortization of stock-based compensation.

   Net cash used in investing activities was $12.4 million for the three months ended June 30, 2000 and $20,000 for the comparable period in 1999. Net cash used in investing activities included purchases of property and equipment and, for three months ended June 30, 2000, net purchases of $10.9 million of short-term investments.

   Net cash provided by financing activities was $8.7 million for the three months ended June 30, 2000 and $2.9 million for the comparable period in 1999. Net cash provided by financing activities for the three months ended June 30, 2000 was due the underwriters purchase of an additional 600,000 shares of common stock as a result of the exercise of their over-allotment option. Net cash provided by financing activities for the three months ended June 30, 1999 was due to proceeds from the issuance of preferred and common stock and borrowings under our line of credit facility.

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

                                 RISK FACTORS

   This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

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

   Brokat intends to integrate Blaze Software's technology into its own software solutions as well as offer Blaze Software's solutions separately. Brokat and Blaze Software cannot assure you that they will be able to integrate their technology quickly and effectively. In order to obtain the benefits of the merger, Brokat must make Blaze Software's technology, products and services operate together with Brokat's technology, products and services. Brokat may be required to spend additional time or money on integration that would otherwise be spent on developing its business and services or other matters. If Brokat does not integrate the technology effectively or if management spends too much time on integration issues, it could harm the combined company's business, financial condition and results of operations.

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

   We incurred net losses of $9.1 million for the three months ended June 30, 2000 and $23.8 million in fiscal 2000. We also had an accumulated deficit of $67.3 million as of June 30, 2000. We expect to continue to incur losses in the foreseeable future. These losses may be substantial, and we may never become profitable. We also expect to significantly increase our expenses, especially in sales and marketing and research and development. As a result, our operating results will be harmed if our revenues do not keep pace with the expected increase in our expenses or are not sufficient for us to achieve profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

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

   We currently derive all of our revenues from continuing operations from licenses of the Blaze Advisor Solutions Suite and Blaze Expert and related consulting and maintenance revenues. We anticipate that revenues related to the Blaze Advisor Solutions Suite will continue to comprise a substantial portion of our revenues for the foreseeable future. In addition, our dependence on revenues from the Blaze Advisor Solutions Suite will increase because we are continuing to decrease our emphasis on selling Blaze Expert and have discontinued operations associated with Blaze Presenter. Consequently, a decline in the price of the Blaze Advisor Solutions Suite, or its failure to achieve broad market acceptance, would harm our business.

If we fail to expand our direct sales capabilities, we may not be able to increase revenues.

   In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase our direct sales capabilities. If we fail to do so, this failure could harm our ability to increase revenues. We currently receive substantially all of our revenues from direct sales. Our products and services require a sophisticated sales effort targeted at senior management and information technology managers of our prospective customers. As of June 30, 2000, our direct sales organization in North America consisted of 47 employees. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. New hires may require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary.

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

   Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in sales of the Blaze Advisor Solutions Suite depends on our ability to provide our clients with these services. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization, our ability to sell software will be harmed, affecting our revenues. We rely on customer satisfaction for customer referrals and additional sales to customers, which depends in part on the quality and timeliness of services provided by our professional services organization. If we are not successful in hiring additional customer support personnel, our business would be harmed. As of June 30, 2000, our professional services organization in North America consisted of 50 employees. We are in a new and evolving market and there are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of qualified service personnel for our business needs.

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

   We have grown significantly since our inception and need to grow quickly in the future. This growth has placed and will continue to place a strain on our management, administrative, operational and financial infrastructure. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. The number of our employees has increased from 94 at June 30, 1999 to 207 at June 30, 2000. Future expansion could be expensive and strain our management and other resources. If we are unable to manage growth effectively, our business may be harmed.

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

   Our software is installed on operating systems and runtime software platforms such as Java that must operate correctly in order for us to deliver proper results. Bugs in Java, an operating system, or a third party software package used by one of our customers could result in improper operation of our products. In such cases, the customer perception could be that our software is at fault. We could also find it difficult or impossible to track down the root cause of an error because of insufficient access to or familiarity with the underlying software at fault. Even if the error is properly identified as the fault and responsibility of a third party, it could impact our customers satisfaction with us or could influence them to choose a different implementation strategy, resulting in lost revenues and decreased customer goodwill.

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

   Sales to customers outside the Americas accounted for 24% of total revenues from continuing operations for the three months ended June 30, 2000 and 17% of total revenues from continuing operations in fiscal 2000. We have limited experience in marketing, selling and supporting our products and services abroad. Furthermore, our management team has had limited experience managing our international operations. We intend to expand our international sales efforts in the future, but we may face difficulties managing international operations. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed. In addition, doing business internationally involves greater expense and many additional risks, particularly:

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

   To date, we have received a significant portion of our total revenues from a small number of large orders from our top customers. For example, Unisys Corporation alone accounted for 13% of total revenues from continuing operations for the three months ended June 30, 2000 and 23% of total revenues from continuing operations in fiscal 2000. However, we do not have any contracts or agreements with Unisys other than purchase orders in the ordinary course of business. Our operating results may be harmed if we are not able to complete one or more substantial product sales in any future period or attract new customers.

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

   Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trademarks, trade secrets, patents, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We have not yet fully implemented comprehensive procedures to protect our proprietary information such as marking our patents, trademark and copyrights consistent with applicable laws, maintaining appropriate records, and controlling access to facilities and computer systems and our proprietary information itself. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position may be harmed.

   Our software uses license keys and we require contractual commitments from end-users to prevent unauthorized use or copying of the products. In addition, product pricing is typically based upon the number of central processing units used by the customer in their application deployment. As applications become more complex or as more users access the applications, our customers may need larger deployment machines, resulting in additional license revenue opportunities. If our license protection or contractual compliance is insufficient to prevent them from copying our software or upgrading without payment, we could lose substantial revenues. In addition, our software could be copied and resold without our knowledge and the licensing algorithms could be deciphered or bypassed, allowing copying, distribution, and use of our software without our knowledge and without revenues to us.

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

   We may acquire or make investments in complementary companies, services and technologies in the future. Our ability as an organization to conduct acquisitions or investments is unproven because we have only made one acquisition to date. If we fail to properly evaluate and execute acquisitions and investments and integrate new opportunities, our business and prospects may be harmed. Our inability to successfully evaluate and integrate acquisitions or technology may result in losses or our management may be distracted from our day-to-day operations. In addition, if we conduct acquisitions using convertible debt or equity securities, existing stockholders may be diluted, which could affect the market price of our stock.

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

   Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which makes it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

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

   Our board of directors could choose not to negotiate with an acquiror that it did not feel was in the strategic interests of Blaze Software. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the antitakeover measures, shareholders could lose the opportunity to sell their shares at a favorable price.

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

   On January 6, 2000, Patrick Perez, a founder and former director of Blaze Software, notified us of claims that he may assert against us. Mr. Perez contends that his personal equity ownership of Blaze Software was diluted improperly in connection with our Series AA preferred stock financing that closed in June and September 1999. In particular, Mr. Perez contends that he was wrongfully denied the opportunity to purchase shares at a price of $0.54 per share in connection with the financing, and that the financing was otherwise unfair and benefited participating stockholders. If Mr. Perez had participated in the financing, he would have been able to purchase up to 1,710,949 shares. Should any litigation be decided adversely to us or to our officers or directors, we may be required to pay substantial damages or indemnification, or issue additional shares to Mr. Perez. In addition, other stockholders that did not participate in the financing may assert similar claims against us. If we are required to issue additional shares to Mr. Perez or other stockholders, then-existing stockholders would experience dilution of their ownership and we would need to record an accounting charge in our statement of operations equal to the fair market value of the shares at the time of issuance.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

   The Company's market risk disclosures set forth in Item 7A of its amended Annual Report on Form 10-K for the fiscal year ended March 31, 2000 have not changed significantly.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   On January 6, 2000, a founder and former director of Blaze Software, notified the Company of claims that he may assert against Blaze Software. The founder and former director contends that his personal equity ownership of Blaze Software was diluted improperly in connection with our Series AA preferred stock financing that closed in June and September 1999. In particular, he contends that he was wrongfully denied the opportunity to purchase shares at a price of $0.54 per share in connection with the financing, and that the financing was otherwise unfair and benefited participating stockholders. If he had participated in the financing, he would have been able to purchase up to 1,710,949 shares. The Company believes that his assertions are without merit and intend to vigorously defend any claims that he may bring against Blaze Software. On March 17, 2000, the Company filed a complaint against the founder and former director in the United States District Court for the Northern District of California asking for declaratory relief regarding his allegations. However, should any litigation be decided adversely to us or to our officers or directors, we may be required to pay substantial damages or indemnification, or issue additional shares to Mr. Perez. In addition, other stockholders that did not participate in the financing may assert similar claims against the Company. If the Company is required to issue additional shares to him or other stockholders, then-existing stockholders would experience dilution of their ownership and the Company would need to record an accounting charge in the statement of operations equal to the fair market value of the shares at the time of issuance.

   From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

   The Company registered the initial public offering of its common stock, par value $0.0001 per share, on a Registration Statement on Form S-1 (File No. 333-94549), which was declared effective on March 22, 2000. The offering closed on March 28, 2000. The managing underwriters of the offering were FleetBoston Robertson Stephens Inc., Chase Securities Inc. and Dain Rauscher Incorporated. A total of 4,600,000 shares of common stock were sold by the Company in the offering at a price of $16.00 per share, resulting in net proceeds of approximately $66 million. From the time of receipt through June 30, 2000, the Company has applied its net proceeds from the offering toward working capital and funding operations. Net cash used from the offering for operating activities totaled approximately $9 million, and cash used for investing activities, principally the purchase of highly liquid short-term investments, totaled approximately $24 million.

   On June 15, 2000, a total of 500,000 shares of common stock, with par value $0.0001 per share were issued to the Bora Rabbi Trust in connection with assumption of options by Brokat Infosystems AG in the proposed merger.

Item 3. Defaults Upon Senior Securities

   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable

Item 5. Other Information

   Not applicable

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     The following exhibit is filed herewith;

     27.1 Financial data schedule

   (b) A Form 8-K was filed on June 20, 2000 in connection with our proposed merger with Brokat.

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BLAZE SOFTWARE, INC.

                                                  /s/ Thomas F. Kelly
San Jose, California                      By: _________________________________
August 10, 2000                                       Thomas F. Kelly
                                            Chief Executive Officer, President
                                                 and Chairman of the Board
                                               (Principal Executive Officer)

                                                   /s/ Gary Shroyer
                                          By: _________________________________
                                                       Gary Shroyer
                                              Senior Vice President and Chief
                                                     Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)